Form 10QSB
period 1995-08-31
AURTEX INC
filed 1995-10-16
CIK 741012

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549


                                  FORM 10-QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934


                     For the Quarter Ended August 31, 1995


                        Commission File Number  0-22382


                                 AURTEX, INC.
                (Name of small business issuer in its charter)


           Nevada                                              56-1051491
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


               5660 Greenwood Plaza Blvd., Englewood, CO  80111
                    Address of principal executive offices


                                (303) 850-7166
                           Issuer's Telephone Number


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                       ---    ---

As of August 31, 1995 there were outstanding 22,832,540 shares of the Registrant's Common Stock.

                                  AURTEX, INC.

                             REPORT ON FORM 10-QSB

                               TABLE OF CONTENTS


                                                                        Page
                                                                        ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets August 31, 1995 (unaudited) and
         February 28, 1995...............................................  1

         Statements of Operations for the Six Month Periods Ended
         August 31, 1995 and 1994, and the Period from August 19, 1990
         (inception) to August 31, 1995 (unaudited)......................  2

         Statements of Operations for the Three Month Periods Ended
         August 31, 1995 and 1994 (unaudited)............................  3

         Statements of Stockholders' Equity for the Period from
         March 19, 1990 (inception) to February 28, 1995 and the Six month period ended August 31, 1995 (unaudited)..................  4

         Statements of Cash Flows for the Six Month Periods ended
         August 31, 1995 and 1994, and the Period from August 19, 1990,
         (inception) to August 31, 1995 (unaudited)......................  5

         Notes to Unaudited Financial Statements.........................  7

Item 2.  Management's Plan of Operations................................. 11


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .............................................. 14
Item 4.  Submission of Matters to a Vote of Security Holders ............ 14
Item 6.  Exhibits and Reports on Form 8-K ............................... 15

SIGNATURES............................................................... 15

                                 AURTEX, INC.

                                 BALANCE SHEET


                                                  August 31,       February 28,
                                                    1995               1995
                                                 -----------       ------------
                                                 (Unaudited)
                                    ASSETS

Current Assets:
  Cash                                           $   392,897       $ 1,485,239
  Investments (Note 2)                               684,327           509,327
  Notes Receivable - Related Parties (Note 3)         39,975           663,585
  Note Receivable (Note 4)                           130,343                --
  Deposits and Prepaid Expenses                       93,763            68,684
                                                 -----------       -----------
Total Current Assets                               1,341,305         2,726,835

Equipment, Net of Accumulated Depreciation
  of $ 83,920 and $ 56,321, respectively             179,662           221,742
Capitalized Mining Claim Costs                     2,240,000         2,240,000
                                                 -----------       -----------
Total Assets                                     $ 3,760,967       $ 5,188,577
                                                 ===========       ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                               $   154,803       $   175,630
  Due to Stockholders and Affiliated Entities        108,152           109,589
                                                 -----------       -----------
Total Current Liabilities                            262,955           285,219
                                                 -----------       -----------
Commitments and Contingencies                             --                --

Stockholders' Equity: (Note 5 and 6)
  Preferred stock, $.001 per share par value,
    5,000,000 shares authorized, no shares
    issued and outstanding                                --                --
  Common stock, $.001 per share par value,
    50,000,000 shares authorized, 22,832,540
    and 19,682,540 shares issued and
    outstanding, respectively                         22,833            19,683
  Additional Paid in Capital                      12,384,508        12,370,408
  Accumulated Deficit                             (8,909,329)       (7,486,733)
                                                 -----------       -----------
Total Stockholders' Equity                         3,498,012         4,903,358
                                                 -----------       -----------
Total Liabilities and Stockholders' Equity       $ 3,760,967       $ 5,188,577
                                                 ===========       ===========

  The Accompanying Notes are an Integral Part of These Financial Statements.

                                 AURTEX, INC.

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

       FOR THE SIX MONTH PERIODS ENDED AUGUST 31, 1995 AND 1994, AND THE
      CUMULATIVE PERIOD FROM INCEPTION, MARCH 19, 1990 TO AUGUST 31, 1995


                                                                                                          Cumulative
                                                                                                             From
                                                                 Six Month           Six Month          March 19, 1990
                                                                Period Ended        Period Ended            Date of
                                                              August 31, 1995     August 31, 1994          Inception
                                                              ---------------     ---------------       --------------
Aurtex Gold Assay System Development Costs                    $       241,212     $       467,235       $    2,120,986
Gold Exploration Costs                                                397,709             358,239            3,010,806
General and Administrative Costs                                      649,397             908,289            3,785,038
                                                              ---------------     ---------------       --------------

Total Operating Costs                                               1,288,318           1,733,763            8,916,830

Equity in Loss of Pangold S.A. (Note 2)                                    --                  --               15,673
Allowance for Possible Writedown of Note Receivable (Note 3)          170,000                  --              170,000
Interest Expense, related parties                                       1,748               5,920               90,994
Interest Income                                                       (37,470)            (79,556)            (284,168)
                                                              ---------------     ---------------       --------------
Net Loss                                                      $    (1,422,596)    $    (1,660,127)      $   (8,909,329)
                                                              ===============     ===============       ==============
Net Loss per Share                                            $         (0.07)              (0.10)               (0.79)
                                                              ===============     ===============       ==============
Weighted Average Common Shares Outstanding                         20,257,576          17,099,755           11,237,536
                                                              ===============     ===============       ==============

The Accompanying Notes are an Integral Part of These Financial Statements.

                                                           AURTEX, INC.

                                                     STATEMENTS OF OPERATIONS
                                                            (Unaudited)

                                    FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 1995 AND 1994


                                                                           Three Month             Three Month
                                                                          Period Ended             Period Ended
                                                                         August 31, 1995         August 31, 1994
                                                                         ---------------         ---------------
Aurtex Gold Assay System Development Costs                               $        93,692         $       264,449
Gold Exploration Costs                                                           235,460                 332,282
General and Administrative Costs                                                 264,221                 623,563
                                                                         ---------------         ---------------

Total Operating Costs                                                            593,373               1,220,294

Equity in Loss of Pangold S.A. (Note 2)                                               --                      --
Allowance for Possible Writedown of Note Receivable (Note 3)                     170,000                      --
Interest Expense, related parties                                                    812                   2,413
Interest Income                                                                  (13,481)                (52,142)
                                                                         ----------------        ---------------
Net Loss                                                                 $      (750,704)        $    (1,170,565)
                                                                         ================        ===============
Net Loss per Share                                                       $         (0.04)        $         (0.06)
                                                                         ================        ===============

Weighted Average Common Shares Outstanding                                    20,805,156              18,076,281
                                                                         ===============         ===============

  The Accompanying Notes are an Integral Part of These Financial Statements.

                                 AURTEX, INC.

                      STATEMENTS OF STOCKHOLDERS' EQUITY

            FOR THE SIX MONTH PERIOD ENDED AUGUST 31, 1995, AND THE CUMULATIVE PERIOD FROM INCEPTION, MARCH 19, 1990 TO FEBRUARY 28, 1995

                                                                         Additional                       Stock
                                                     Common Stock         Paid In      Accumulated     Subscriptions
                                                  Shares        Amount    Capital        Deficit        Receivable       Total
                                                ----------     -------  -----------    -----------     -------------  -----------
Issuance of common stock on March 19, 1990.      2,000,000     $ 2,000  $    (1,000)   $               $              $     1,000

Merger with Adcom Systems, Inc. on December
 4, 1992 accounted for as a recapitalization,
 effective March 19, 1990, inception.              411,780         412      (84,691)                                      (84,279)

Issuance of Preferred Stock in connection
 with the transfer mining claims on August
 9, 1991, and converted to common stock
 simultaneous with the merger with
 Adcom Systems, Inc. on December 4, 1992.        8,010,000       8,010       (7,260)                                          750

Sale of Preferred Stock in private offering
 between January 1 and February 14, 1992,
 and converted to common stock simultaneous
 with the merger with Adcom Systems, Inc.          187,870         188      563,420                                       563,608

Sale of 327,000 Series C Warrants on
 January 1, 1992.                                                             3,270                                         3,270

Sale of Preferred Stock in private offering
 between March 1 and September 23, 1992,
 and converted to common stock simultaneous
 with the merger with Adcom Systems, Inc.          516,343         516    1,548,514                                     1,549,030

Sale of 522,000 Series B Warrants and 3,342,000
 Series C Warrants between June 12 and
 September 16, 1992.                                                         38,640                                        38,640

Common stock to be issued in connection
 with the merger of Adcom Systems, Inc.            749,995         750       19,500                     (20,250)                0

Sale of common stock in a private offering
 between June 15 and August 31, 1993.            2,191,600       2,192    4,381,008                                     4,383,200

Exercise of Stock Options between
 April 30, 1993 and January 31, 1994.              605,000         605       29,645                                        30,250

Exercise of Series B Warrants and Series C
 Warrants between May 13, 1993 and
 February 28, 1994.                              1,223,281       1,223    1,652,038                                     1,653,261

Conversion of accrued salaries to common
 stock on June 30, 1993.                            62,500          63      124,937                                       125,000

Receipt of stock subscription                                                                            20,250            20,250

Series C Warrants issued to two directors
 on November 1, 1993                                                         43,500                                        43,500

Sale of common stock in a private financing
 between May 10 and July 15, 1994.               1,831,623       1,831    3,266,589                                     3,268,420

Stock issued for services in connection with a
 private financing in June 1994                     42,857          43          (43)                                            0

Exercise of Warrants In June of 1994               739,691         740      738,951                                       739,691

Exercise of Stock Options In August and
 December of 1994                                   1,090,000       1,090       53,410                                        54,500

Other                                               20,000          20          (20)

Net loss, Inception to February 28, 1995                                                (7,486,733)                    (7,486,733)
                                                ----------     -------  -----------    -----------     --------       -----------
Balances at February 28, 1995                   19,682,540      19,683   12,370,408     (7,486,733)           0         4,903,358

Stock Issued to an Officer (Note 5)                150,000         150       17,100                                        17,250

Stock issued to BAGA as up-front
 placement fee (Note 5)                          3,000,000       3,000       (3,000)                                            0

Net loss                                                                                (1,422,596)                    (1,422,586)
                                                ----------     -------  -----------    -----------     --------       -----------
Balances at August 31, 1995 (Unaudited)         22,832,540     $22,833  $12,384,508    $(8,908,929)    $      0       $ 3,498,012
                                                ==========     =======  ===========    ===========     ========       ===========

   The Accompanying Notes are an Integral Part of These Financial Statements

                                 AURTEX, INC.

                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

       FOR THE SIX MONTH PERIODS ENDED AUGUST 31, 1995 AND 1994, AND THE CUMULATIVE PERIOD FROM INCEPTION, MARCH 19, 1990 TO AUGUST 31, 1995

                                                                                                         Cumulative
                                                                                                            From
                                                                    Six Month          Six Month       March 19, 1990
                                                                  Period Ended       Period Ended          Date of
                                                                 August 31, 1995    August 31, 1994       Inception
                                                                 ---------------    ---------------    --------------

Cash Flows From Operating Activities:
   Net Loss                                                       $(1,422,596)        $(1,660,127)      $(8,909,329)
   Adjustments to Reconcile Net Loss to
     Cash Flow Used In Operations:
     Depreciation                                                      27,599              18,433            83,920
     Accrued Interest Income on Restricted Marketable
       Securities, Treasury Bills and Notes Receivable                 23,576             (25,009)         (161,797)
     Equity in Loss of Pangold S.A.                                         -                   -            15,673
     Write Down of Prior Years Mining Claim Costs                           -                   -           913,027
     Compensation Portion of Series C Warrants
       Issued to Two Directors                                              -                   -            43,500
     Allowance for Possible Writedown of Note Receivable (Note 3)     170,000                               170,000
     Compensation Portion of Stock Grant to an Officer (Note 5)        17,250                   -            17,250
     Increase in Deposits and Prepaid Expenses                        (25,079)            (67,044)          (93,763)
     Increase (Decrease) in Accounts Payable                          (20,827)            496,945          (101,010)
     Increase (Decrease) in Due to
       Shareholders and Affiliated Entities                            (1,437)            (11,390)          151,210
                                                                  -----------         -----------       -----------

Cash Flows Used In Operating Activities                            (1,231,514)         (1,248,192)       (7,871,319)
                                                                  -----------         -----------       -----------

Cash Flows From Investing Activities:
     Increase in Capitalized Mining Claim Costs                                          (809,363)       (2,534,810)
     Purchase of Equipment                                                               (171,709)         (278,063)
     Disposal of Equipment                                             14,481                                14,481
     Increase of Note Receivable                                     (125,000)                             (125,000)
     Investment in Pangold S.A.                                      (175,000)                  -          (700,000)
     Purchase of Adcom Systems, Inc.                                                            -           (84,279)
                                                                  -----------         -----------       -----------

Cash Flows Used In Investing Activities                              (285,519)           (981,072)       (3,707,671)
                                                                  -----------         -----------       -----------

Cash Flows From Financing Activities:
     Proceeds From Notes Payable - Stockholder                                                              781,767
     Repayment of Notes Payable - Stockholder                                                               (25,000)
     Increase of Notes Receivable - Related Parties                                      (705,000)         (705,000)
     Repayment of Notes Receivable - Related Parties                    5,000                               505,000
     Proceeds From the Sale of Common Stock, Net                                        3,268,421         8,875,258
     Proceeds From the Sale of Series B and Series C Warrants                                                41,910
     Proceeds From the Exercise of Series B Warrants                                                      1,433,264
     Proceeds From the Exercise of Series C Warrants                                      320,000           539,997
     Proceeds From the Exercise of Options                                                 35,000            84,750
     Receipt of Stock Subscription                                    419,691                               439,941
                                                                  -----------         -----------       -----------

Cash Flows (Used In) Provided By Financing Activities                 424,691           2,918,421        11,971,887
                                                                  -----------         -----------       -----------

(Decrease) Increase in Cash                                        (1,092,342)            689,157           392,897

Cash, Beginning of Period                                           1,485,239           2,285,255                 0
                                                                  -----------         -----------       -----------

Cash, End of Period                                               $   392,897         $ 2,974,412       $   392,897
                                                                  ===========         ===========       ===========

                                  (Continued)

                                 AURTEX, INC.

                                  (Unaudited)

       FOR THE SIX MONTH PERIODS ENDED AUGUST 31, 1995 AND 1994, AND THE CUMULATIVE PERIOD FROM INCEPTION, MARCH 19, 1990 TO AUGUST 31, 1995

                                                                                                 Cumulative
                                                                                                    From
                                                              Six Month        Six Month       March 19, 1990
                                                            Period Ended      Period Ended         Date of
                                                           August 31, 1995   August 31, 1994      Inception
                                                           ---------------   ---------------   --------------
Supplemental Cash Flow Information:

Noncash financing activities involving
 the assumption of liabilities and issuance of capital stock in connection with the transfer of the mining claims as follows:

    Issuance of capital stock                                                                      $     750

    Assumption of liabilities                                                                        517,467
                                                                                                   ---------

    Capitalized mining claim costs                                                                 $ 518,217
                                                                                                   =========

Receipt of marketable securities in connection
 with the sale of 250,000 units                                                                    $ 750,000


Transfer of marketable securities to stockholder in
 satisfaction of a note payable                                                                     (750,000)
                                                                                                   ---------

                                                                                                   $       0
                                                                                                   =========

Issuance of capital stock in exchange for a
 reduction in the amount due to a stockholder                                                      $ 140,000
                                                                                                   =========

Issuance of common stock in receipt of
 notes receivable                                                               $419,691           $ 439,941
                                                                                ========           =========

Issuance of 62,500 shares of common stock in
 exchange for a reduction in the amount due
 to individual stockholders                                                                        $ 125,000
                                                                                                   =========

Issuance of 3,000,000 shares of common stock as up-front placement fee, recorded at par value (Note 5)

Common stock                                                    $  3000                            $   3,000
Additional paid in capital                                       (3,000)                              (3,000)
                                                                -------                            ---------
                                                                $     0                                    0
                                                                =======                            =========

Cash paid for interest                                          $     0         $      0           $   5,324
                                                                =======         ========           =========

  The Accompanying Notes are an Integral Part of These Financial Statements.

                                  AURTEX, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                                August 31, 1995


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

The balance sheet of Aurtex, Inc. as of August 31, 1995; and the related statements of operations for the three and six month periods ended August 31, 1995 and 1994, and for the period from August 19, 1990 (inception) to August 31, 1995; and the statements of cash flows and stockholders' equity for the six month period ended August 31, 1995 are unaudited. In the opinion of management of the Company, all adjustments necessary for a fair presentation of such financial statements have been included.

The February 28, 1995 balance sheet was derived from the audited financial statements. The unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading.

The financial statements should be read in conjunction with the audited financial statements and notes included in the Company's February 28, 1995 annual report filed on Form 10-KSB.

NOTE 2:  INVESTMENTS

In May 1995, the Company increased it capital stock ownership in Pangold S.A.
to 40% for an additional investment of $ 175,000. Also in May 1995, the Company exchanged a 32% capital stock interest it held in Pangold to Northfield Minerals, Inc. for 2,080,000 shares of restricted Northfield common stock. The Company continues to hold an 8% capital stock interest in Pangold S.A. The Company accounts for the common stock of Northfield and its 8% capital interest in Pangold using the cost method.

The Company has entered into an agreement, expiring on October 15, 1995, with a European entity for the sale of its 2,080,000 shares of restricted Northfield common stock and its 8% capital stock interest in Pangold S.A. for $ 700,000.

                                 AURTEX, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                                August 31, 1995


NOTE 3:  NOTES RECEIVABLE - RELATED PARTIES

Notes receivable due from related parties are as follows:

                                          August 31,   February 28,
                                             1995          1995
                                          -----------  ------------
Unsecured promissory note receivable
 due from the Chairman of the Board
 bearing interest at 8% per annum and
 due on demand                             $ 200,000     $200,000

Unsecured promissory notes receivable
 due from a shareholder, bearing
 interest at 8% per annum and due
 on demand                                      -         424,691

Accrued interest                               9,975       38,894

Reserve for potential uncollectability      (170,000)        -
                                           ---------     --------

                                           $  39,975     $663,585
                                           =========     ========


During July 1995, the Company received payments totaling $466,130 in full repayment of promissory notes due from a shareholder arising primarily from the exercise of previously issued warrants for the purchase of 419,691 shares at $1.00 per share on June 28, 1994.

Effective July 15, 1995, the Company began deducting amounts from the Chairman's salary as repayments of the note. As of August 31, 1995, the Company has deducted a total of $6,901 and applied this amount against the outstanding accrued interest. In August 1995, the Company established a reserve for potential uncollectability of this unsecured promissory note for $170,000.
This reserve represents the amount due under this note in excess of the Chairman's annual net salary, and was established due to the Chairman's inability to either repay the loan or provide adequate collateral.

                                 AURTEX, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                                August 31, 1995


NOTE 4:  NOTE RECEIVABLE

At August 31, 1995, the Company had an unsecured promissory note receivable for $125,000 due from Combined Metals Reduction Company, a privately held mining company. This note is due on 30 days demand and bears interest at 10%. On October 12, 1995, the Company issued demand for repayment of this note.


NOTE 5:  STOCKHOLDERS' EQUITY

COMMON STOCK
------------

BAGA AKTIENGESELLSCHAFT ISSUANCE

On July 5, 1995, the Company entered into an equity financing agreement with BAGA Aktiengesellschaft (a shareholder of the Company), where BAGA will provide up to $ 14,000,000, on a best efforts basis, to the Company over a two year period. BAGA will provide this equity financing through the purchase of unregistered common stock, issued pursuant to Regulation S under the Securities Act of 1933, in several tranches at terms and under conditions set by the Company. The share price of each tranche will be discounted, up to 30%, off the bid price of the Company's common stock when the terms of each individual financing are agreed to.

On August 1, 1995, as a part of this financing, BAGA received up-front renumeration of 3,000,000 shares of the Company's common stock, issued pursuant to Regulation S under the Securities Act of 1933 and subject to additional Company imposed restrictions. BAGA will also receive a performance incentive of 70,000 warrants for each $ 1,000,000 of net proceeds provided to the Company. These warrants will have an exercise price of $ 0.50 per share and expire three years after the date issuance.

RESTRICTED STOCK GRANT

During the six month period ended August 31, 1995, the Company issued restricted stock to an officer in connection with his employment agreement in the form of a restricted stock grant of 200,000 shares for the Company's common stock. Such restricted stock vested 100,000 shares on May 1, 1995, 50,000 shares on July 1, 1995, 50,000 shares on September 30, 1995.

                                 AURTEX, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                                August 31, 1995


NOTE 5:  STOCKHOLDERS' EQUITY (CONTINUED)

WARRANTS
--------

At August 31, 1995, the Company had outstanding and exercisable warrants for the purchase of 6,300,542 shares of common stock. On June 11, 1995, the Board of Directors repriced the exercise price of all the outstanding warrants to $
0.50 per share.


NOTE 6:  STOCK OPTION PLANS

At August 31, 1995, the Company has options outstanding for the purchase of 1,690,000 shares. Of these options, 300,000 shares are exercisable at $ 0.05 per share and 590,000 shares at $ 0.53 per share and 800,000 shares at $ 0.59 per share.

On June 1, 1995, the Company granted to the Company's new President and Chief Executive Officer an incentive stock option for the purchase of 400,000 shares for the Company's common stock at $ 0.53 per share under the Company's 1994 Stock Plan. Such option vested for the purchase of 150,000 shares on June 1, 1995, with the remaining shares vesting 150,000 shares on the first anniversary of such grant and 100,000 shares on the second anniversary of such grant.

In July, the Board of Directors amended the 1994 Stock Plan increasing the number of shares authorized for issuance under such plan by 3,000,000 to 4,000,000 shares and increased the number of shares for which options can be granted to any one participant from 150,000 to 450,000 per year. The adoption of both these amendments to the 1994 Stock Plan was approved by a majority of the shareholders at the Annual Meeting held on August 7, 1995.

Also on August 7, 1995, the Board of Directors granted options to each of its two outside directors for the purchase of 400,000 shares at an exercise price of $ 0.59 per share. Such options vested for the purchase of 100,000 shares on August 7, 1995, with the remaining shares vesting 300,000 shares vesting 100,000 on each of the first, second and third anniversary dates of such grants.

ITEM 2. MANAGEMENT'S PLAN OF OPERATIONS

GENERAL
-------

On August 24, 1995, Dr. Heinz Schimmelbusch was appointed to Aurtex's Board of Directors. Dr. Schimmelbusch was formerly Chairman of the Executive Board of Metallgesellschaft AG, a founder and former Chairman of Metall Mining Corporation, and served on the Board of Directors of Teck Corporation, Cominco Ltd. and OK Tedi Mining Ltd. Dr. Schimmelbusch is presently a member of the Board of Directors of Northfield Minerals Inc. and is Chairman of the Board of Safeguard International Group Inc.

ACQUISITIONS

On September 22, 1995, the Company entered into a letter of intent agreement with VenCan Gold Corporation (MSE:VGC) whereby the Company will be entitled to provide exclusive funding to VenCan of up to Cnd$6,870,000 for the purposes of exploring and developing the potentially high-grade Edwards gold project, located near Wawa, Ontario. If the Company completes all of the private placements and exercises all the warrants described below, the Company will own a 43% interest in VenCan on a fully diluted basis.

The terms of the letter of intent are subject to regulatory approval and provide for the Company to subscribe to a private placement for the purchase of 2,000,000 VenCan common shares at Cnd$0.35 per share with attached warrants for the purchase of an additional 2,000,000 common shares at Cnd$0.46 per share. The Company has also been granted a conditional private placement subscription, subject to approval by VenCan's shareholders, and regulatory and exchange approval, to purchase an additional 3,000,000 shares of VenCan common stock at Cnd$0.75 per shares, before June 30, 1996, with attached warrants to acquire an 3,000,000 additional common shares at Cnd$1.00 per share, for one year.

VenCan has reported the present drill-indicated gold inventory on two zones discovered to date of 434,138 tons grading 0.482 ounces per ton (uncut) for a total gold inventory of 209,179 ounces, and has spent Cnd$3,500,000 exploring this project. Only a small portion of the Edward gold projects land position has been drill tested.

Upon receipt of the initial Cnd$700,000 private placement financing from the Company, VenCan plans to commence a Cnd$450,000 drilling program on the Edwards gold project. The objective of the drill program will be to identify additional ore-grade zones and to increase the definition of the five zones previously discovered. Upon completion of a successful drill program and a final engineering study, expected to be completed in 1996, VenCan plans a Cnd $2,200,000 underground bulk sample and metallurgical test at which time, if successful, the underground Edward gold project could be placed into production.

VenCan does not have a proven or probable reserve at its Edwards gold project. Furthermore, there can be no assurance that the Edwards gold project may actually host an economically minable gold deposit, or that the necessary funding to begin production could be obtained.

The Company has terminated merger negotiations with Combined Metals Reduction Company. On October 12, 1995 the Company demanded the repayment of the $ 125,000 note receivable it previously advanced to Combined Metals Reduction Company.

FINANCING
---------

On July 5, 1995, the Company entered into an equity financing agreement with BAGA Aktiengesellschaft where BAGA will provide up to $ 14,000,000, on a best efforts basis, to the Company over a two year period. BAGA will provide this equity financing through the purchase of unregistered common stock, issued pursuant to Regulation S under the Securities Act of 1933, in several tranches at terms and under conditions set by the Company. The share price of each tranche will be discounted, up to 30%, off the bid price of the Company's common stock when the terms of each individual financing are agreed to.

On August 1, 1995, as a part of this financing, BAGA received an up-front renumeration of 3,000,000 shares of the Company's common stock, issued pursuant to Regulation S under the Securities Act of 1933 and subject to additional restrictions. BAGA will also receive a performance incentive of 70,000 warrants for each $ 1,000,000 of net proceeds provided to the Company. These warrants will have an exercise price of $ 0.50 per share and expire three years after the date of issuance.

Also in July 1995, the Company received full repayment of notes receivable from a related party and shareholder totaling $466,130 as outlined in Note 3 to the financial statements.

The Company has negotiated with an offshore European investor for the sale of the 2,080,000 restricted common shares of Northfield Minerals, Inc. and the 8% capital stock interest in Pangold S.A. it holds for $ 700,000 on or before October 15, 1995.

During the next year, the Company intends to raise through BAGA or others additional capital as necessary to fund acquisitions and for working capital. No assurance can be given that the necessary financing will be available, or if available, that such financing can be secured on terms acceptable to the Company. If adequate funding is not available, the Company will be required to curtail significantly its business activities, cease operations or seek out joint venture partners.

GOLD EXPLORATION ACTIVITIES
---------------------------

In addition to the Edwards gold project described above, the Company plans to continue to concentrate its gold exploration activities on its Vienna Property and Ketchum Property.

Vienna Property
---------------

Gold exploration activities at the Vienna Property during the 1995 exploration season included additional geological mapping of the claim area and mechanized trenching and sampling across areas of known mineralization. Results of the trenching program confirmed what Aurtex's geologists believe to be the surface extent of the mineralized zones, provided information about gold bearing rock types and essential information concerning the location of the core drill targets planned for the 1996 exploration season. Exploration drilling of the Vienna property will not be conducted during this exploration season due to a shorter than normal exploration season resulting from excessive snowfall and difficulty locating a qualified drilling contractor prior to the first snowfall.

Ketchum Property
----------------

In August 1995, after careful consideration and review of it's Ketchum claim block, the Company reduced the number of unpatented claims it holds at its Ketchum Property by 397 from 656 to 259.

The Company dropped claims on which it believed held little potential of containing a minable gold deposit and/or was in an environmentally sensitive area where the Company felt that it would be difficult to obtain the necessary permits for exploration and development of the property. The reduction in the number of unpatented claims is also consistent with the Company's cost reduction plan since there is an annual rental payment requirement of $100 per claim on unpatented claims. The Company does not believe that this reduction in the size of the claim block has any impact on the capitalized amount recorded in the financial statements.

During previous exploration seasons evidence of alteration and mineralization in volcanic rocks was obtained at two localities in the current claim block. Aurtex's geologists believe that this may give promise of more intense alterations and mineralization in the underlying sandstones which are more permeable, and hence are a more favorable host rock for gold. During the 1996 exploration season, a core drilling program is planned to test this hypothesis. The Company plans to continue to perform the necessary tasks to ensure that future exploration permits are granted and that good title to the unpatented mining claims is maintained.

THE AURTEX GOLD ASSAY SYSTEM
----------------------------

The Company has ceased research and development efforts related to the Gold Assay System while a consultant has been engaged to evaluating several options related to its future development.

The Company has the exclusive worldwide right to make, sell and use the Gold Assay System. This System is based on technology which the Company believes may provide cost reductions in both the exploration for, and mining of gold. The Company utilized the Aurtex Gold Assay System during its 1994 exploration season. Patent applications covering the proprietary Aurtex Gold Assay System are pending with the U.S. Office of Patents and Trademarks and in selected countries worldwide.

ADMINISTRATION
--------------

The Company has embarked on a cost reduction plan. Management has reviewed the structure and operations of the Company, and is making cost saving decisions which they feel have no significant impact on the Company's overall operations. As a part of this plan, the Company has consolidated and relocated its San Francisco corporate and Princeton geology offices to Denver, Colorado in July, and closed it Ketchum, Idaho laboratory in June. The Company is currently evaluating several options related to the future development of the Aurtex Gold Assay System and the Palo Alto, California lab facility On October 1, 1995, the Company subleased the remainder of its San Francisco office space to a third party.

                                    PART II

Item 1.  Legal Proceedings

         On August 29, 1994, the Company received a complaint for breach of contract filed in the United States District Court, Northern District of California alleging failure to reissue stock certificates originally issued in an offshore financing which were subject to restriction on transfer under Regulation S of the Securities Act of 1933. The Company believes that it has available defenses to the plaintiff's claim and intends to vigorously defend itself in this action.

Item 4.  Submission of Matters to a Vote of Security Holders

         On August 9, 1995, the Company held its annual meeting of stockholders to vote on the election of directors and to approve amendments to the Company's 1994 Stock Plan.

         At the annual meeting, Douglas Silver, S. Allan Kline, Jeff Shear and Roger Hedin were elected to serve as directors until the next annual meeting. These individuals constitute the entire Board of Directors and all served as directors during the year ended February 28, 1995. The results of the vote on the election of directors was as follows:

                                       Votes      Votes
                                        for      against
                                      election   election
                                     ----------  --------

                   Douglas Silver    15,872,471    13,100
                   S. Allan Kline    15,722,171   163,400
                   Jeff Shear        15,871,471    14,100
                   Roger Hedin       15,872,471    13,100

         In addition, the shareholders approved the adoption of the amendments to the 1994 Stock Plan. The results of the vote on the amendments to the 1994 Stock Plan was as follows: 10,402,157 shares of common stock voted for adoption of the amendments to the 1994 Stock Plan, 959,734 shares of common stock voted against adoption of the amendments to the 1994 Stock Plan and 4,523,678 shares of common stock abstained from voting. There were no broker votes counted in this proposal.

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits:

                2.1  Letter of Intent with VenCan Gold Company

          (b) No reports on Form 8-K were filed during the six months ended August 31, 1995.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Aurtex, Inc.



Date: October 12, 1995                  /s/ Douglas B. Silver
                                        _____________________________
                                        Douglas B. Silver
                                        President and Chief Executive
                                        Officer



Date: October 12, 1995                  /s/ James H. Stanker
                                        _____________________________
                                        James H. Stanker
                                        Principal Financial and
                                        Accounting Officer