Form 10QSB
period 1995-11-30
AURTEX INC
filed 1996-02-22
CIK 741012

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549


                                  FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934


                    For the Quarter Ended November 30, 1995


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


                     1410 Springhill Road, McLean, VA 22102
                     Address of principal executive offices


                                 (703) 893-3744
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

As of November 30, 1995 there were outstanding 23,582,540 shares of the Registrant's Common Stock.

                                  AURTEX, INC.

                             REPORT ON FORM 10-QSB

                               TABLE OF CONTENTS


                                                                                                  Page
                                                                                                  ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets November 30, 1995 (unaudited) and February 28, 1995...................     1

         Statements of Operations for the Nine Month Periods Ended
         November 30, 1995 and 1994, and the Period From August 19, 1990
         (inception) to November 30, 1995 (unaudited).........................................     2

         Statements of Operations for the Three Month Periods Ended
         November 30, 1995 and 1994 (unaudited)...............................................     3

         Statements of Stockholders' Equity for the Period From
         March 19, 1990 (inception) to February 28, 1995 and the Nine
         Month Period Ended November 30, 1995 (unaudited).....................................     4

         Statements of Cash Flows for the Nine Month Periods Ended
         November 30, 1995 and 1994, and the Period From August 19, 1990,
         (Inception) to November 30, 1995 (unaudited).........................................     5

         Notes to Unaudited Financial Statements..............................................     7

Item 2.  Management's Plan of Operations......................................................    12


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................................    16
Item 6.  Exhibits and Reports on Form 8-K.....................................................    16

SIGNATURES....................................................................................    16

                                 AURTEX, INC.

                                BALANCE SHEETS


                                                         November 30,   February 28,
                                                             1995           1995
                                                         ------------   ------------
                                                         (Unaudited)
                         ASSETS

      Current Assets:
           Cash                                           $   77,549     $1,485,239
           Investments (Note 2)                              684,327        509,327
           Notes Receivable - Related Parties (Note 3)        29,401        663,585
           Note Receivable (Note 4)                          133,459              -
           Deposits and Prepaid Expenses                     143,559         68,684
                                                         ------------   ------------
      Total Current Assets                                 1,068,295      2,726,835

      Equipment, Net of Accumulated Depreciation of
           $ 74,343 and $ 56,321, respectively               114,663        221,742
      Capitalized Mining Claim Costs                       2,240,000      2,240,000
                                                         ------------   ------------
      Total Assets                                        $3,422,958     $5,188,577
                                                         ============   ============

            LIABILITIES AND STOCKHOLDERS' EQUITY

      Current Liabilities:
           Accounts Payable                               $  210,234     $  175,630
           Due to Stockholders and Affiliated Entities        99,361        109,589
                                                         ------------   ------------
      Total Current Liabilities                              309,595        285,219
                                                         ------------   ------------
      Commitments and Contingencies  (Note 7)                   -              -

      Stockholders' Equity: (Note 5 and 6)
           Preferred stock, $.001 per share par value,
               5,000,000 shares authorized, no shares
               issued and outstanding                           -              -
           Common stock, $.001 per share par value,
               50,000,000 shares authorized, 23,582,540
               and 19,682,540 shares issued and
               outstanding, respectively                      23,583         19,683
           Additional Paid in Capital                     12,477,508     12,370,408
           Accumulated Deficit                            (9,387,728)    (7,486,733)
                                                         ------------   ------------
      Total Stockholders' Equity                           3,113,363      4,903,358
                                                         ------------   ------------
      Total Liabilities and Stockholders' Equity          $3,422,958     $5,188,577
                                                         ============   ============

The Accompanying Notes are an Integral Part of These Financial Statements.

                                 AURTEX, INC.

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

     FOR THE NINE MONTH PERIODS ENDED NOVEMBER 30, 1995 AND 1994, AND THE CUMULATIVE PERIOD FROM INCEPTION, MARCH 19, 1990 TO NOVEMBER 30, 1995

                                                                                        Cumulative
                                                          Nine Month     Nine Month       From
                                                         Period Ended   Period Ended   March 19, 1990
                                                         November 30,   November 30,     Date of
                                                             1995           1994        Inception
                                                       -------------  -------------  ----------------
      Aurtex Gold Assay System Development Costs       $     325,086  $     644,337  $   2,204,860
      Gold Exploration Costs                                 480,030        689,045      3,093,127
      General and Administrative Costs                       968,899      1,358,268      4,104,540
                                                       -------------  -------------  ----------------
      Total Operating Costs                                1,774,015      2,691,650      9,402,527

      Equity in Loss of Pangold S.A. (Note 2)                     -              -          15,673
      Allowance for Possible Writedown of Note
        Receivable                                           170,000             -         170,000
      Interest Expense, related parties                        1,818          6,364         91,064
      Interest Income                                        (44,838)      (129,606)      (291,536)
                                                       -------------  -------------  ----------------
      Net Loss                                         $  (1,900,995) $  (2,568,408) $  (9,387,728)
                                                       =============  =============  ================
      Net Loss per Share                               $       (0.09) $       (0.14) $       (0.80)
                                                       =============  =============  ================
      Weighted Average Common Shares Outstanding          21,191,446     17,821,321     11,754,021
                                                       =============  =============  ================

  The Accompanying Notes are an Integral Part of These Financial Statements.

                                 AURTEX, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

         FOR THE THREE MONTH PERIODS ENDED NOVEMBER 30, 1995 AND 1994

                                                                        Three Month       Three Month
                                                                        Period Ended      Period Ended
                                                                        November 30,      November 30,
                                                                            1995              1994
                                                                      --------------    --------------
      Aurtex Gold Assay System Development Costs                      $      83,874     $     177,102
      Gold Exploration Costs                                                 82,321           330,806
      General and Administrative Costs                                      359,502           449,979
                                                                      --------------    --------------
      Total Operating Costs                                                 525,697           957,887

      Equity in Loss of Pangold S.A. (Note 2)                                    -                 -
      Allowance for Possible Writedown of Note Receivable (Note 3)                -                 -
      Interest Expense, related parties                                          70               444
      Interest Income                                                        (7,368)          (50,050)
                                                                      --------------    --------------
      Net Loss                                                        $    (518,399)    $    (908,281)
                                                                      ==============    ==============
      Net Loss per Share                                              $       (0.02)    $       (0.05)
                                                                      ==============    ==============
      Weighted Average Common Shares Outstanding                         23,071,981        19,272,540
                                                                      ==============    ==============

  The Accompanying Notes are an Integral Part of These Financial Statements.

                                 AURTEX, INC.
                      STATEMENTS OF STOCKHOLDERS' EQUITY
          FOR THE NINE MONTH PERIOD ENDED NOVEMBER 30, 1995, AND THE
     CUMULATIVE PERIOD FROM INCEPTION, MARCH 19, 1990 TO FEBRUARY 28, 1995

                                                                         Additional                      Stock
                                                  Common Stock            Paid In      Accumulated    Subscriptions
                                              Shares        Amount        Capital        Deficit       Receivable      Total
                                             --------- -------------  -------------  -------------  ---------------  --------
      Issuance of common stock on March 19,
        1990                                  2,000,000 $       2,000  $      (1,000) $              $               $    1,000

      Merger with Adcom Systems, Inc. on
        December 4, 1992 accounted for as a
        recapitalization,  effective March
        19, 1990, inception.                    411,780           412        (84,691)                                   (84,279)

      Issuance of Preferred Stock in
        connection with the transfer mining
        claims on August 9, 1991, and
        converted to common stock
        simulantaneous with the merger with
        Adcom Systems, Inc. on December 4,
        1992.                                 8,010,000         8,010         (7,260)                                       750

      Sale of Preferred Stock in private
        offering between January 1 and
        February 14, 1992, and converted to
        common stock simultaneous with the
        merger with Adcom Systems, Inc.         187,870           188        563,420                                    563,608

      Sale of 327,000 Series C Warrants on
        January 1, 1992.                                                       3,270                                      3,270

      Sale of Preferred Stock in private
        offering between March 1 and
        September 23, 1992, and converted to
        common stock simultaneous with the
        merger with Adcom Systems, Inc.         516,343           516      1,548,514                                  1,549,030

      Sale of 522,000 Series B Warrants and
        3,342,000 Series C Warrants between
        June 12 and September 16, 1992.                                       38,640                                     38,640

      Common stock to be issued in connection
        with the merger of Adcom Systems, Inc.  749,995           750         19,500                       (20,250)           0

      Sale of common stock in a private
        offering between June 15 and August
        31, 1993.                             2,191,600         2,192      4,381,008                                  4,383,200

      Exercise of Stock Options between
         April 30, 1993 and January 31, 1994.   605,000           605         29,645                                     30,250

      Exercise of Series B Warrants and Series
        C Warrants between May 13, 1993 and
        February 28, 1994.                    1,223,281         1,223      1,652,038                                  1,653,261

      Conversion of accrued salaries to common
        stock on June 30, 1993.                  62,500            63        124,937                                    125,000

      Receipt of stock subscription                                                                         20,250       20,250

      Series C Warrants issued to two directors
        on November 1, 1993                                                   43,500                                     43,500

      Sale of common stock in a private
        financing between May 10 and July
        15, 1994.                             1,831,623         1,831      3,266,589                                  3,268,420

      Stock issued for services in connection
        with a private financing in June 1994    42,857            43            (43)                                         0

      Exercise of Warrants In June of 1994      739,691           740        738,951                                    739,691

      Exercise of Stock Options In August and
         December of 1994                     1,090,000         1,090         53,410                                     54,500

      Other                                      20,000            20            (20)

      Net loss, Inception to February 28,
        1995                                                                            (7,486,733)                   (7,486,733)
                                             ---------- -------------  -------------  -------------  ---------------  ----------

      Balances at February 28, 1995          19,682,540        19,683     12,370,408    (7,486,733)              0     4,903,358

      Stock Issued to an Officer (Note 5)       200,000           200         20,800                                      21,000

      Stock issued to BAGA as up-front
        placement fee (Note 5)                3,000,000         3,000         (3,000)                                          0

      Exercise of Stock Options                 300,000           300         14,700                                      15,000

      Sale of common stock in a private
        financing (Note 2)                      400,000           400         74,600                                      75,000

      Net loss                                                                          (1,900,995)                   (1,900,995)
                                             ---------- -------------  -------------  -------------  ---------------  ----------

      Balances at November 30, 1995
        (Unaudited)                          23,582,540 $      23,583  $  12,477,508  $ (9,387,728)  $           0   $3,113,363
                                             ========== =============  =============  =============  =============== ===========

  The Accompanying Notes are an Integral Part of These Financial Statements.

                                 AURTEX, INC.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

     FOR THE NINE MONTH PERIODS ENDED NOVEMBER 30, 1995 AND 1994, AND THE CUMULATIVE PERIOD FROM INCEPTION, MARCH 19, 1990 TO NOVEMBER 30, 1995

                                                                                        Cumulative
                                                          Nine Month     Nine Month       From
                                                         Period Ended   Period Ended   March 19, 1990
                                                         November 30,   November 30,     Date of
                                                             1995           1994        Inception
                                                       -------------- -------------- ----------------
      Cash Flows From Operating Activities:
         Net Loss                                      $  (1,900,995) $  (2,568,408) $  (9,387,728)
         Adjustments to Reconcile Net Loss to
           Cash Flow Used In Operations:
           Depreciation                                       48,111         30,988        104,432
           Accrued Interest Income on Restricted
             Marketable Securities, Treasury Bills
             and Notes Receivable                             30,135        (53,135)      (148,471)
           Loss on the Disposal of Equipment                  52,472                        52,472
           Equity in Loss of Pangold S.A.                          -              -         15,673
           Write Down of Prior Years Mining Claim Costs            -              -        913,027
           Compensation Portion of Series C Warrants
             Issued to Two Directors                               -              -         43,500
           Allowance for Possible Writedown of Note
             Receivable (Note 3)                             170,000                       170,000
           Compensation Portion of Stock Grant to an
             Officer (Note 5)                                 21,000              -         21,000
           Increase in Deposits and Prepaid Expenses         (74,875)       (60,691)      (143,559)
           Increase (Decrease) in Accounts Payable            34,603         86,593        (45,580)
           Increase (Decrease) in Due to
             Shareholders and Affiliated Entities             (9,927)      (167,052)       142,720
                                                       -------------- -------------- ----------------
      Cash Flows Used In Operating Activities             (1,629,476)    (2,731,705)    (8,262,514)
                                                       -------------- -------------- ----------------

      Cash Flows From Investing Activities:
           Increase in Capitalized Mining Claim Costs              -     (1,040,680)    (2,534,810)
           Purchase of Equipment                              (3,504)      (181,546)      (281,567)
           Proceeds From the Sale of Equipment                10,000                        10,000
           Increase of Note Receivable                      (125,000)                     (125,000)
           Investment in Pangold S.A. (Note 2)              (175,000)             -       (700,000)
           Purchase of Adcom Systems, Inc.                         -              -        (84,279)
                                                       -------------- -------------- ----------------
      Cash Flows Used In Investing Activities               (293,504)    (1,222,226)    (3,715,656)
                                                       -------------- -------------- ----------------

      Cash Flows From Financing Activities:
           Proceeds From Notes Payable - Stockholder                                        25,000
           Repayment of Notes Payable - Stockholder                                        (25,000)
           Increase of Notes Receivable - Related Parties                  (705,000)      (705,000)
           Repayment of Notes Receivble - Related Parties      5,599        500,000        505,599
           Proceeds From the Sale of Common Stock, Net        75,000      3,268,671      9,700,258
           Proceeds From the Sale of Series B and Series
             C Warrants                                                                     41,910
           Proceeds From the Exercise of Series B Warrants                               1,433,264
           Proceeds From the Exercise of Series C Warrants                  320,000        539,997
           Proceeds From the Exercise of Options              15,000         35,000         99,750
           Receipt of Stock Subscription                     419,691                       439,941
                                                       -------------- -------------- ----------------
      Cash Flows (Used In) Provided By Financing
        Activities                                           515,290      3,418,671     12,055,719
                                                       -------------- -------------- ----------------
      (Decrease) Increase in Cash                         (1,407,690)      (535,260)        77,549

      Cash, Beginning of Period                            1,485,239      2,285,255              0
                                                       -------------- -------------- ----------------

      Cash, End of Period                              $      77,549  $   1,749,995  $      77,549
                                                       ============== ============== ================

                                  (Continued)

                                 AURTEX, INC.

                                  (Unaudited)

     FOR THE NINE MONTH PERIODS ENDED NOVEMBER 30, 1995 AND 1994, AND THE CUMULATIVE PERIOD FROM INCEPTION, MARCH 19, 1990 TO NOVEMBER 30, 1995

                                                                                        Cumulative
                                                          Nine Month     Nine Month        From
                                                         Period Ended   Period Ended   March 19, 1990
                                                         November 30,   November 30,      Date of
                                                             1995           1994         Inception
                                                         ------------   ------------   --------------
      Supplemental Cash Flow Information:

      Noncash financing activities involving
      the assumption of liabilities and issuance of capital stock in connection with the transfer of the mining claims as follows:

          Issuance of capital stock                                                     $         750

          Assumption of liabilities                                                           517,467
                                                                                       --------------
          Capitalized mining claim costs                                                      518,217
                                                                                       ==============

      Receipt of marketable securities in connection
      with the sale of 250,000                                                          $     750,000


      Transfer of marketable securities to stockholder in
      satisfaction of a note payable                                                         (750,000)
                                                                                       --------------
                                                                                        $           0
                                                                                       ==============

      Issuance of capital stock in exchange for a
      reduction in the amount due to a stockholder                                      $     140,000
                                                                                       ==============

      Issuance of common stock in receipt of
      notes receivable                                                $     419,691     $     439,941
                                                                      =============    ==============

      Issuance of 62,500 shares of common stock in
      exchange for a reduction in the amount due
      to individual stockholder                                                         $     125,000
                                                                                       ==============

      Issuance of 3,000,000 shares of common stock as as up-front placement fee, recorded at par value
      (Note 5)

      Common stock                                     $       3,000                    $       3,000
      Additional paid in capital                              (3,000)                          (3,000)
                                                       -------------                   --------------
                                                       $           0                    $           0
                                                       =============                   ==============

      Exchange of a 40% Capital Stock Interest
      in Pangold S.A. for 2,520,000 Restricted Shares
      of Northfield Minerals, Inc. Common Stock
      (Note 2)                                         $     684,327                    $     684,327
                                                       =============                   ==============

      Cash paid for interest                           $           0  $      21,493     $       5,324
                                                       =============  =============    ==============

  The Accompanying Notes are an Integral Part of These Financial Statements.

                                  AURTEX, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                               November 30, 1995


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

The balance sheet of Aurtex, Inc. as of November 30, 1995; and the related statements of operations for the three and nine month periods ended November 30, 1995 and 1994, and for the period from August 19, 1990 (inception) to November 30, 1995; and the statements of cash flows and stockholders' equity for the nine month period ended November 30, 1995 are unaudited. In the opinion of management of the Company, all adjustments necessary for a fair presentation of such financial statements have been included.

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


NOTE 2:  INVESTMENTS

In May 1995, the Company increased it capital stock ownership in Pangold S.A. to 40% for an additional investment of $ 175,000. Also in May 1995, the Company exchanged a 32% capital stock interest it held in Pangold to Northfield Minerals, Inc. for 2,080,000 shares of restricted Northfield common stock. On November 20, 1995, the Company exchanged its remaining 8% capital stock interest in Pangold for an additional 440,000 shares of restricted Northfield common stock.

During February, 1996, the Company sold 853,627 shares of Northfield common stock it held for $ 500,000. The market value of the remaining 1,666,373 shares of restricted Northfield common stock the Company holds has a market value on February 13, 1996 of approximately $ 1,600,000 based on the quoted bid price on the Toronto Stock Exchange.

                                  AURTEX, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                               November 30, 1995


NOTE 2:  INVESTMENTS (CONTINUED)

On December 12, 1995, the agreement that the Company previously entered into with a European entity for the purchase of its restricted stock of Northfield and its capital stock interest in Pangold S.A. was terminated. In consideration for this termination, the Company agreed to sell to this entity, through February 15, 1996, to up to 1,000,000 units, each unit consisting of two shares of Company Regulation S restricted common stock and a warrant for the purchase of one share of Company Regulation S restricted common stock for $ 0.375. As of February 15, 1996, a total of $ 85,500 was invested under this agreement, $ 75,000 in October 1995 and $ 10,500 in January 1996, and the Company issued 456,000 shares of common stock and a warrant for the purchase of 228,000 shares of common stock, expiring two years from the date of their issuance. The exercise price if this warrant was subsequently repriced by the Board of Directors to $ 0.30 per share as described in Note 5.


NOTE 3:  NOTES RECEIVABLE - RELATED PARTIES

Notes receivable due from related parties are as follows:

                                                        November 30,   February 28,
                                                            1995           1995
                                                        -------------  ------------
Unsecured promissory note receivable due from a
  director and former Chairman of the Board, bearing
  interest at 8% per annum and due on demand               $ 199,401       $200,000

Unsecured promissory notes receivable due from a
  shareholder, bearing interest at 8% per annum and
  due on demand.                                                   -        424,691

Accrued interest                                                   -         38,894

Reserve for potential uncollectability                      (170,000)             -
                                                           ---------   ------------

                                                           $  29,401       $663,585
                                                           =========   ============

During July 1995, the Company received payments totaling $ 466,130 in full repayment of promissory notes due from a shareholder arising primarily from the exercise of previously issued warrants for the purchase of 419,691 shares at $ 1.00 per share on June 28, 1994.

                                  AURTEX, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                               November 30, 1995


NOTE 3:  NOTES RECEIVABLE - RELATED PARTIES (CONTINUED)

Effective July 15, 1995, the Company began deducting amounts from a director's (former officer and Chairman of the Board) salary as repayments of the note. As of November 30, 1995, the Company has deducted a total of $ 21,465 and applied this amount against the outstanding accrued interest. In August 1995, the Company established a reserve for potential uncollectability of this unsecured promissory note for $ 170,000. This reserve represents the amount due under this note in excess of this individual's prior annual net salary, and was established due to his inability to either repay the loan or provide adequate collateral and the Company's estimate of the risk of repayment.

On November 22, 1995, this individual stepped down as an officer and Chairman of the Board of Directors and continues to serve the Company as an outside director. Effective that date, this individual stopped receiving a salary from the Company and began receiving an outside directors fee of $ 2,000 per month. The Company will offset this amount against the receivable so long as the receivable has not been repaid.


NOTE 4:  NOTE RECEIVABLE

At November 30, 1995, the Company had an unsecured promissory note receivable for $ 125,000 due from Combined Metals Reduction Company, a privately held mining company. This note is due on 30 days demand and bears interest at 10%. On October 12, 1995, the Company issued demand for repayment of this note.


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

                                  AURTEX, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                               November 30, 1995


NOTE 5:  STOCKHOLDERS' EQUITY (CONTINUED)

On August 1, 1995, as a part of this financing, BAGA received up-front renumeration of 3,000,000 shares of the Company's common stock, issued pursuant to Regulation S under the Securities Act of 1933 and subject to additional Company imposed restrictions which were released effective December 31, 1995.
BAGA will also receive a performance incentive of 70,000 warrants for each   $
1,000,000 of net proceeds provided to the Company. These warrants will have an exercise price of $ 0.50 per share and expire three years after the date issuance.

As of February 15, 1996, no financing has been provided to the Company by BAGA.

RESTRICTED STOCK GRANT

During the six month period ended November 30, 1995, the Company issued restricted stock to an officer in connection with his employment agreement in the form of a restricted stock grant of 200,000 shares for the Company's common stock. Such restricted stock vested 100,000 shares on May 1, 1995, 50,000 shares on July 1, 1995, 50,000 shares on September 30, 1995. This officer resigned, effective November 1, 1995 and is continuing to work with the Company under a Consulting Agreement.

WARRANTS
--------

At November 30, 1995, the Company has reserved 6,500,542 shares of common stock for issuance upon the exercise of the currently outstanding Warrants, of which 6,300,542 are exercisable at $ 0.30 per share and 200,000, as described in Note 2, at $ 0.375 per share. The exercise price of warrants for the purchase of the 6,300,542 shares was repriced by the Board of Directors to $
0.50 in June 1995, and subsequently repriced to $ 0.30 in January 1996. In addition to repricing the exercise price of the all the outstanding warrants to $ 0.30, the Board of Directors also extended the expiration date of all the warrants expiring in January 1996 for an additional one year, until January, 1997.

                                  AURTEX, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                               November 30, 1995

NOTE 6:  STOCK OPTION PLANS

At November 30, 1995, the Company has options outstanding for the purchase of 1,390,000 shares. Of these options, 590,000 shares were exercisable at $ 0.53 per share and 800,000 shares at $ 0.59 per share.

On June 1, 1995, the Company granted to Mr. Douglas Silver, the Company's new President and Chief Executive Officer an incentive stock option for the purchase of 400,000 shares for the Company's common stock at $ 0.53 per share under the Company's 1994 Stock Plan. Such option vested for the purchase of 150,000 shares on June 1, 1995, with the remaining shares vesting 150,000 shares on the first anniversary of such grant and 100,000 shares on the second anniversary of
such grant.   In connection with Mr. Silver resignation as a director and as
President and Chief Executive Officer on December 1, 1995, the unvested portion of this option, representing the right to purchase 250,000 shares of common stock was canceled. The remaining right to purchase 150,000 shares of common stock expires on February 29, 1996.

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

Also on August 7, 1995, the Board of Directors granted options to its two outside directors for the purchase of 400,000 shares each at an exercise price of $ 0.59 per share. Such options vested for the purchase of 100,000 shares on August 7, 1995, with the remaining 300,000 shares vesting 100,000 on each of the
first, second and third anniversary dates of such grant.   In January 1996, the
Board of Directors canceled the options issued to the above two outside directors.


NOTE 7:  COMMITMENTS AND CONTINGENCIES

Operating Lease -  The Company leases office space in San Francisco and Denver
---------------
under noncancellable operating lease agreements.

On October 1, 1995, the Company entered into a noncancellable operating lease agreement for office space in Denver ending on September 30, 1999. Monthly lease payments under this agreement begin at $ 4,885 and increase by $ 76 per month on each anniversary date. The payments under this lease may be escalated
for increases in taxes and operating expenses commencing in 1995.   The
Company's San Francisco office space has been subleased on terms identical to those of the original lease.

ITEM 2. MANAGEMENT'S PLAN OF OPERATIONS

MANAGEMENT AND BOARD OF DIRECTOR CHANGES
----------------------------------------

On January 17, 1996, Mr. Theodore J. Georgelas was appointed Chairman of the Board of Directors and President and CEO of Aurtex, Inc. Mr. Georgelas is Manager/Member of G & S International L.C. (Developers of commercial, retail, industrial and residential properties both domestically and internationally).
He serves on the Executive Committee and Board of United Bankshares, Inc. and is Chairman of the Board of one of its subsidiaries, First Commercial Bank. He is a cofounder of a cellular telephone business in Delaware and a cofounder of DBE Software, Inc., a software company marketing a database utility programming tool.

In connection with the appointment of Mr. Georgelas, Mr. Armin Grabowski, who was appointed Chairman of the Board of Directors, President and CEO of Aurtex, Inc. on November 22, 1995 has resigned from the Board of Directors as well as all of his positions in Aurtex because of increased commitments in Germany.
Mr. Grabowski is the President of BAGA Aktiengesellschaft with whom, as more fully described below, the Company entered into an agreement with on July 5, 1995 to provide funding to the Company. Mr. Grabowski is also a shareholder in the company with which the Company announced on November 22, 1995 that it signed a letter of intent for the acquisition of at least 80% of the company, as more fully described below. In connection with the appointment of Mr. Grabowski, Mr.
S. Allan Kline stepped down as Chairman of the Board of Directors, and continues to serve the Company as a director, and Mr. Silver agreed at the request of the Board of Directors to step down as the Company's Chief Executive Officer and to remain as President. Mr. Silver resigned as President of Aurtex on December 1, 1995.

On January 15, 1996, Dr. Heinz Schimmelbusch resigned as a director of the Company. Dr. Schimmelbusch was initially appointed to the Company's Board of Directors on August 24, 1995.

Mr. James Stanker resigned, effective November 1, 1995, as Vice President, Secretary and Treasurer. Mr. Stanker is continuing to provide services to the Company under a consulting agreement.

ACQUISITIONS
------------

The Company is in discussions with the following two privately held companies regarding possible combinations and reorganization of the Company.

The Company entered into a letter of intent and is in discussion to acquire 100% ownership and control of an operating subsidiary of a privately held telecommunications company. This operating subsidiary has since 1993 provided, via an exclusive Bulgarian Government License, international long-distance service in Bulgaria for hotels, banks and embassies.

The Company is currently in discussions regarding a possible transaction, but has not entered into a definitive agreement with this company.

On November 22, 1995, the Company announced that it has signed a letter of intent with a controlling group of shareholders of a private German software company, one of which was Mr. Armin Grabowski. This group of shareholders were not able to maintain control and as such the terms and structure of the transaction could not be finalized and the letter of intent was abandoned. The Company is continuing discussions with management of this company to determine if an agreement of some type can still be negotiated. The Company has not entered into a definitive agreement with either the controlling shareholders or the software company.

VENCAN GOLD CORPORATION

The Company decided not to proceed with the proposed investment in VenCan Gold Corporation (MSE:VGC). The decision not to proceed was based on a number of factors which came to the Company's attention after the Letter of Intent was signed on September 5, 1995 and directly impeded the Company's ability to finance the acquisition.

The Montreal Stock Exchange ruled that an investment on the terms contemplated by the Letter of Intent would not receive the Exchanges' approval. The Exchange had requested a number of additional guarantees and conditions which the management of the Company felt were neither reasonable or appropriate for this type of investment. These additional requirements were not acceptable to the Company or its financing source, BAGA Aktiengesellschaft.

COMBINED METALS REDUCTION COMPANY

The Company has terminated merger negotiations with Combined Metals Reduction Company. On October 12, 1995 the Company demanded the repayment of the $ 125,000 note receivable it previously advanced to Combined Metals Reduction
Company.    Management is currently evaluating its options for collecting this amount.

FINANCING
---------

During February 1996, the Company sold 853,627 shares of Northfield common stock it received in exchange for its 32% capital interest in Pangold S.A. for $ 500,000 to fund its current working capital needs.

As of February 15, 1996, the Company has received no financing, and does not currently expect any financing to be delivered by BAGA Aktiengesellschaft under the equity financing agreement the Company entered into with BAGA on July 5, 1995. In this Agreement BAGA committed to provide up to $ 14,000,000, on a best efforts basis, to the Company over a two year period. BAGA committed to provide this equity financing through the purchase of unregistered common stock, issued pursuant to Regulation S under the Securities Act of 1933, in several tranches at terms and under conditions set by the Company. The share price of each tranche will be discounted, up to 30%, off the bid price of the Company's common stock when the terms of each individual financing are agreed to.

On August 1, 1995, as a part of this financing, BAGA received an up-front renumeration of 3,000,000 shares of the Company's common stock, issued pursuant to Regulation S under the Securities Act of 1933 and subject to additional restrictions, all of which expired in December 31,

1995. BAGA will also receive a performance incentive of 70,000 warrants for each $ 1,000,000 of net proceeds provided to the Company. These warrants will have an exercise price of $ 0.50 per share and expire three years after the date of issuance.

Also in July 1995, the Company received full repayment of notes receivable from a related party and shareholder totaling $ 466,130 as outlined in Note 3 to the financial statements.

During the next year, the Company intends to raise capital as necessary to fund acquisitions and for working capital. No assurance can be given that the necessary financing will be available, or if available, that such financing can be secured on terms acceptable to the Company. If the Company cannot raise the necessary financing, the Company may to sell additional shares of Northfield common stock. If adequate funding is not available to the Company it may be required to curtail its business activities accordingly, cease operations, seek out joint venture partners or attempt to be acquired.

GOLD EXPLORATION ACTIVITIES
---------------------------

The Company plans to continue to concentrate its gold exploration activities on its Vienna Property and Ketchum Property.

Vienna Property
---------------

Gold exploration activities at the Vienna Property during the 1995 exploration season included additional geological mapping of the claim area and mechanized trenching and sampling across areas of known mineralization. Results of the trenching program confirmed what Aurtex's geologists believe to be the surface extent of the mineralized zones, provided information about gold bearing rock types and essential information concerning the location of the core drill targets planned for the 1996 exploration season. Exploration drilling of the Vienna property was not be conducted during the 1995 exploration season due to a shorter than normal exploration season resulting from excessive snowfall and difficulty locating a qualified drilling contractor prior to the first snowfall.

The Company is negotiating with the property owners to extend the due date of the $ 250,000 Feasibility Period Payment, currently due on or before April 15, 1996, until after this years exploration season.

Ketchum Property
----------------

In August 1995, after careful consideration and review of it's Ketchum claim block, the Company reduced the number of unpatented claims it holds at its Ketchum Property by 397 from 656 to 259.

The Company dropped claims on which it believed held little potential of containing a minable gold deposit and/or was in an environmentally sensitive area where the Company felt that it would be difficult to obtain the necessary permits for exploration and development of the property. The reduction in the number of unpatented claims is also consistent with the Company's cost reduction plan since there is an annual rental payment requirement of $ 100 per claim on unpatented claims. The Company does not believe that this reduction in the size of the claim block has any impact on the capitalized amount recorded in the financial statements.

During previous exploration seasons evidence of alteration and mineralization in volcanic rocks was obtained at two localities in the current claim block. Aurtex's geologists believe that this may give promise of more intense alterations and mineralization in the underlying sandstones which are more permeable, and hence are a more favorable host rock for gold. During the 1996 exploration season, the Company plans to continue to perform the necessary tasks to ensure that future exploration permits are granted and that good title to the unpatented mining claims is maintained.


THE AURTEX GOLD ASSAY SYSTEM
----------------------------

The Company has ceased research and development efforts related to the Gold Assay System and has closed its facilities in Palo Alto, California and Ketchum, Idaho. The Company has placed in storage the equipment and supplies necessary to operate a Gold Assay System, and has sold all the remaining equipment and supplies.

The Company continues to have the exclusive worldwide right to make, sell and use the Gold Assay System. This System is based on technology which the Company believes may provide cost reductions in both the exploration for, and mining of gold. Patent applications covering the proprietary Aurtex Gold Assay System are pending with the U.S. Office of Patents and Trademarks and in selected countries worldwide.

ADMINISTRATION
--------------

During the second quarter of 1995, the Company embarked on a cost reduction plan. Management reviewed the structure and operations of the Company, and is continuing to make cost saving decisions which they feel have no significant impact on the Company's overall operations. As a part of this plan, the Company has consolidated and relocated its San Francisco corporate and Princeton geology offices to Denver, Colorado in July, 1995. The Company subleased the remainder of its San Francisco office space to a third party. In January 1996, the Company vacated its Palo Alto lab space.

In connection with the appointment of Mr. Georgelas as the Company's new President and Chief Executive Officer, the Company plans to move the location of its corporate office to Northern Virgina and to sublease its office space in Denver.

                                    PART II

Item 1.  Legal Proceedings

         In July, 1995, the Company received a complaint for breach of contract filed in the United States District Court, Northern District of California alleging failure to reissue stock certificates originally issued in an offshore financing which were subject to restriction on transfer under Regulation S of the Securities Act of 1933. The Company believes that it has available defenses to the plaintiff's claim and intends to vigorously defend itself in this action.

Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits:

                10.1  Severance Agreement with Mr. Douglas Silver

         (b) No reports on Form 8-K were filed during the nine months ended November 30, 1995.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Aurtex, Inc.



Date: February 21, 1996                        ________________________________
                                               Theodore Georgelas
                                               President and Chief Executive
                                               Officer