Form 10KSB
period 1996-02-28
AURTEX INC
filed 1996-06-20
CIK 741012

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, For the year ended February 28, 1996

                        Commission File Number  0-22382


                                  AURTEX, INC.
                 (Name of small business issuer in its charter)


               Nevada                             56-1051491
     (State or other jurisdiction of          (I.R.S. Employer
      incorporation or organization)          Identification No.)


              7601 Lewinsville Road, Suite 200, McLean, Va. 22102
                     Address of principal executive office

Issuer's Telephone Number: (703) 761-1500

Securities Registered Pursuant of Section 12(b) of the Act: None

Securities Registered Pursuant of Section 12(g) of the Act:

                         Common Stock, $0.001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [_]

The issuer had no operating revenue during the year ended February 28, 1996.

                                       Total Pages 92, Exhibit Index at Page  40

As of April 30, 1996, there were 23,638,540 shares of the issuer's common stock outstanding. The aggregate market value of the 15,172,290 shares of the issuer's voting stock held by non-affiliates was $7,586,145 based on the last price on that date as reported by the Nasdaq Stock Market. The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 5% of the outstanding shares at April 30, 1996, in that such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                                 AURTEX, INC.
                                  FORM 10-KSB
                               February 29, 1996

                               TABLE OF CONTENTS

Item
Number                                                        Description                                                Page
- ------                                                        -----------                                                ----
                                                                PART I

   1 -  Description of Business .......................................................................................   4
   2 -  Description of Property........................................................................................  11
   3 -  Legal Proceedings..............................................................................................  11
   4 -  Submission of Matters to a Vote of  Security Holders...........................................................  11


                                                                PART II

  5 -  Market for Common Equity and Related Stockholder Matters .......................................................  13
  6 -  Management's Plan of Operations ................................................................................  14
  7 -  Financial Statements ...........................................................................................  18
  8 -  Changes In And Disagreements with Accountants on Accounting and
         Financial Disclosure .........................................................................................  35

                                                                PART III

  9 -  Directors and Executive Officers of the Registrant; Compliance with
         Section 16(a) of the Exchange Act ............................................................................  35
 10 -  Executive Compensation .........................................................................................  36
 11 -  Security Ownership of Certain Beneficial Owners and Management .................................................  37
 12 -  Certain Relationships and Related Transactions .................................................................  37

                                                                PART IV

 13 -  Exhibits and Reports on Form 8-K................................................................................  37

                                     PART I

ITEM 1. Business

Overview

Aurtex, Inc. ("the Company") has been a gold exploration and development company operating primarily in the western United States and currently has interests in two gold exploration projects in Idaho. The Company was incorporated in the state of Nevada on March 19, 1990, and since inception, the Company has had no operating revenues, and has accumulated a deficit of $9,586,585 through February 29, 1996.

During 1996, the Company changed its corporate strategy and focus and concentrate its energies and efforts on building the Company into an international telecommunications and software company through the acquisition of already existing companies and products, and begin its transition from that of being a gold exploration company.

As a first step in this process the Company has entered into a Definitive Agreement for the acquisition of 100% of Global Communications Group, Inc. ("Global"). Included as part of this Agreement, the Company acquired an option to purchase the assets and liabilities of Global Communications Technologies, Inc. for $1.00. The Company has also entered into letters of intent with HIS Technologies AG ("Histech") and dbe Software, Inc. ("DBE"). The Company, as more fully described below, plans to effectuate a reverse stock split, declare a stock dividend, change its name and close the Global transaction on June 17, 1996. The Company has not yet have entered into definitive agreements with either Histech or DBE, but has invested $500,000 and $50,000, respectively into these companies as outlined in the respective letters of intent. The initial investments are represented by promissory notes which will be converted into an equity investment based on the terms and conditions of each of the Definitive Agreements when executed.

Reverse Stock Split and Stock Dividend
- ---------------------------------------

On May 15, 1996, the Board of Directors of the Company adopted a resolution authorizing amendments to the Company's Amended and Restated Articles of Incorporation approving a reverse split of the Company's outstanding Common Stock, par value $0.001 per share on the basis of one new share of common stock of the Company for each 5.909635 shares of presently outstanding Common Stock and to change the name of the Company to "Sector Communications, Inc." The Amendment was approved by written consent, dated May 15, 1996, of the holders of approximately 52% of the outstanding shares of the Company's common stock.

Also on May 15, 1996, the Board of Directors of the Company adopted a resolution approving a stock dividend of the Company's common stock on the basis of one share of common stock of the Company for 4.727708 shares of presently outstanding common stock immediately prior to the reverse stock split described above (1.25 shares for every share of outstanding common stock immediately after the reverse stock split).

Global Communications Group, Inc.
- ---------------------------------

On April 19, 1996, the Company entered into a Stock Purchase and Exchange Agreement with Global. The Agreement calls for, among other things, the issuance of approximately 17,000,000 post-reverse split shares of common stock in exchange for 100% of the issued and outstanding capital stock of Global.
As a part of this Agreement, the Company will also receive the option to purchase the assets and liabilities of Global Communications Technologies, Inc. for $1.00.

Global was incorporated in the state of Texas in 1993, and was subsequently registered as a branch in the Republic of Bulgaria. Global currently provides automatic international dialing to hotels in the Republic of Bulgaria by a closed overlay network (the Network") as a first step in a series of related telecommunications development projects. Global has executed a Joint Activity Agreement ("JAA") with the Bulgarian Telecommunications Company, Ltd. ("BTC") under which Global can provide such services for a period of five years. To facilitate the development of the Network, Global has elected, under a separate BTC annex of its JAA to install and operate optical fiber cables as a substantial upgrade of the local loop to its individual customers. Global is in the process of renegotiating their JAA with the Bulgarian Government.

Global currently operates solely in the Republic of Bulgaria, a country with a population of approximately 8,775,000 and a total land area of 110,910 square kilometers (slightly larger than the state of Tennessee). Bulgaria's domestic and international telecommunications infrastructure is technologically-outdated and falls substantially short of providing adequate capacity and level of voice, data and facsimile services.

Global is currently providing services to twelve hotels in the Bulgarian capital of Sofia and the second largest city and traditional fair and exhibition center
- - Plovdiv. Global has constructed five optical fiber cable routes in the city of Sofia with a total length of 18 kilometers (6 fibers), creating an infrastructure for future cost effective connection of additional customers and further expansion.

Global offers to its customers the following basic services:

 . Upgrading of the local loop to optical and direct connection to the international gateway switch through the Global operated private network.

 .  World wide dialing access.

 . Complete telecommunication equipment upgrade in the customer's premises, installation of new state of the art PBX(s), a call accounting system, new telephone sets, and other services.

Global's strategy is to provide its private switched voice international long distance direct dialing network to additional hotels and resorts, western businesses, banks and embassies in the city of Sofia and Plovdiv, and to expand these services to the major Black Sea resort areas clustered around the cities of Varna, Plovdiv and Bourgas, as well as the well known Bulgarian mountain resorts of Borovetz and Pamporovo. Global provides a private switched voice international long distance direct dialing network to what it believes is the most lucrative market segments, the hotel and resort industry and individual business customers, for such services in Bulgaria. Global bills its customers for such services in US dollars and collects the payments in local currency at the conversion rate on the day payment is due in order to minimize currency-translation and devaluation risk.

HIS Technologies AG
- -------------------

On April 18, 1996 the Company entered into a Letter of Intent for the acquisition of up to 80% of the capital interest in Histech, and on May 27, 1996 entered into a Memorandum of Understanding with Histech in order to clarify certain matters to be contained in a Definitive Agreement. The Company and Histech are in the process of preparing a definitive agreement, but have not yet executed one.

Histech is a Swiss corporation that is focusing on the development and sales of Open VMS operating system management software with its suite of X-Series system tools. Histech is also developing multi-platform system management tools for extension of its system management tools to the Windows NT and UNIX client server configurations.

The Letter of Intent and Memorandum of Understanding provide for, among other things, the acquisition of up to 80% of the outstanding capital stock of Histech in two stages. The first stage provides that the Company purchase previously unissued capital stock of Histech representing a 30% capital stock interest for $1,500,000. In May 1996, the Company provided $500,000 as the first installment of this investment and plans to provide the remaining $1,000,000 to Histech in July 1996, as required by the Memorandum of Understanding.

Upon closing the first stage, the Company has the option to acquire a further 50% of the outstanding capital stock directly from the Histech shareholders beginning upon the completion of the first stage investment and ending eighteen months thereafter. The purchase price for this further 50% interest will be payable in Company common stock based on a purchase price of $10,500,000, with the minimum number of shares Company's common stock to be issued for the purchase of this interest set at 4,700,000. The Company has the option to increase the number of common shares to be paid for this further interest, should the average price of the Company's common stock be lower than $2.25 per share for the twenty business days preceding the closing date of the second stage, to bring the valuation of the second stage purchase to $10,500,000, or pay the entire $10,500,000 in cash.

dbe Software, Inc.
- ------------------

On April 18, 1996, the Company entered into a Letter of Intent for the acquisition of up to 100% of DBE. The Company and DBE are in the process of preparing a Definitive Agreement, but have not yet executed one.

The Letter of Intent provides for, among other things, the Company to acquire up to 100% of the outstanding capital stock of DBE in two stages. The first stage provides that the Company purchase previously unissued capital stock of DBE representing a 20% capital stock interest for $1,500,000. In June 1996, the Company invested $50,000 as the first installment of this investment and plans to provide the remaining $1,450,000 to DBE as follows: $150,000 in June

1996, $300,000 in July 1996 and $1,000,000 in August 1996 as required by the Letter of Intent.

Upon closing the first stage, the Company has the option to acquire, by merger, the remaining 80% of the outstanding capital stock directly from the DBE shareholders beginning upon the completion of the first stage investment and ending on May 1, 1997. The consideration paid in the merger of the remaining 80% interest will be an aggregate of $10,600,000. Each of the individual DBE shareholders, subject to certain conditions, shall have the right to receive in lieu of a cash payment, their portion of the purchase price in Company common stock.

The Letter of Intent also provides for a contingent payment of unregistered Company common stock to be made to the DBE shareholders based on certain percentages and achieved levels of sales for a one year period, beginning on the first day of the second quarter following the date of closing of the second stage.

Change of the Name of the Company
- ---------------------------------

The Board of Directors of the Company adopted a resolution authorizing an amendment to the Company's Amended and Restated Articles of Incorporation to change the name from "Aurtex. Inc." to "Sector Communications, Inc." Approval of the Amendment by the stockholders was obtained by written consents in lieu of a meeting, dated May 15, 1996, of the holders of a majority of the voting power of the outstanding shares of the Company's Common Stock.

Effective May 31, 1996, the Company has transferred certain assets, liabilities and obligations of its gold business to Krissos Resources, Inc., a newly formed, wholly owned subsidiary of the Company. Krissos will continue exploring the Company's Ketchum and Vienna Properties "See Managements Plan of Operations". The Company adopted the name Aurtex, Inc. when it was engaged in the business of mineral exploration and developing its Gold Assay System. The Company will no longer be primarily involved in that business and the Board of Directors feels that it would be more appropriate for the Company to adopt a corporate name which relates to its future business.

MINING CLAIM PROPERTIES

Historically, the Company's principal activities have been conducting surface and exploration drilling on its two gold exploration projects located in Idaho.

Vienna Project - On October 18, 1994, The Company entered into an Exploration License and Option Agreement to acquire a 100% interest in 43 patented and 13 unpatented mining claims encompassing approximately 850 acres of the historic Vienna district in central Idaho. This district has produced an estimated two million ounces of silver and an undefined amount of gold since 1880.

During 1994 and 1995, the Company began investigation of the Vienna Project in central Idaho with the objective of taking what was a historic silver-producing district and evaluating the gold potential. The Company's geologists identified seven highly-altered zones, identified as Webfoot A&B, Vienna A&C, and Solace
A, B and C.

The Company's preliminary evaluation program during the 1995 exploration season was relatively short due to an exceptionally heavy winter. As a result no exploration drilling was conducted. The 1995 exploration program consisted of analysis and assay of core that was drilled by previous operators from underground in the Webfoot Mine (one of three main historic mines in the district), surface trenching and geological mapping through the district, and preliminary petrographic and metallurgical studies. The Company's geologist feels, that despite the limited nature of the results to date (the interpretations are considered preliminary because of the lack of surface drilling information), that the property appears to hold considerable promise for hosting a moderate-sized (100,000 to 200,000 ounce) gold ore body. Channel sampling and the previous underground drilling in the 600-foot level of the Webfoot Mine confirm an approximate 100 to 150 foot width of ore averaging 0.04 oz/ton gold. Surface trenching at Webfoot showed that material of similar grade continued upward for 100 to 700 feet to the surface. The width of the ore-grade material at the surface is slightly narrower, averaging about 10 to 29 feet.

Two other mineralized zones have been identified by the Company's geologist at Solace and Vienna. Although these zones were the focus of considerable underground mining in the past, most of the workings on these zones are presently inaccessible. Therefore only limited underground information from Solace and Vienna exists. Surface trenching returned encouraging results, including 35 feet averaging 0.04 oz/ton gold at Vienna and 60 feet averaging
0.05 oz/ton at Solace.

The Webfoot zone appears to be the largest of the mineralized zones on the property and has a fairly well understood geometry and orientation. On that basis, the services of the Lodestone Group of Englewood, Colorado have been engaged to direct a gold exploration surface drilling program to test the Webfoot vein system. Based on the results of this drilling program, the Company will decide whether to make a payment of $250,000 by August 31, 1996 to extend the Exploration License and Option Agreement for an additional three year feasibility period. The Company has the right at the end of the feasibility period to purchase the property for a payment of $3,500,000 on or before April 15, 1999.

The Company does not have a proven or probable reserve at its Vienna project. Furthermore, there can be no assurances that the these claims may actually host an economically minable gold deposit, or that the necessary funding to begin production could be obtained.

Ketchum Project - Seven years of geological investigation, sampling and exploratory drilling have led to what the Company believes is the discovery of an extensive low-grade epithermal gold system on the Waldemar-Lindgren-Watterson claims (the "Ketchum Project") in central Idaho.

Grassroots exploration began in central Idaho in 1988 and eventually lead to staking 576 unpatented claims. Encouragement was initially obtained from gold assays of 1 to 2 ppm from in and around the historic lead-silver workings in the area. Subsequent soil surveying delineated several promising targets not related to the historic workings.

During the 1991 to 1994 field exploration seasons, 40 reverse circulation holes were drilled, totaling 29,080 feet. Of the samples recovered from these holes, 55% have a gold concentration in excess of 10 ppb. The drill hole results suggest that a large volume of mineralized rock continues to significant depth beneath the surface soil anomalies. So far however, the high-grade zones appear to be somewhat discontinuous and a minable volume of economic grade has not yet been discovered.

Both surface work and drilling have led to a detailed understanding of the geology of the claim block. Most of the area is underlain by Wood River sandstone; along the western edge of the claim block, the sedimentary section is
intruded by a tertiary stock.   This rock package is locally overlain in
uncomfortable contact by tertiary volcanic rocks. Although it is difficult to find definitive cross-cutting relationships to indicate the relative ages of base-metals and gold-arsenic mineralization, geologic relationships suggest that the base-metal mineralization is Cretaceous in age, and may relate in a broad sense to emplacement of the Idaho batholith, which gold-arsenic mineralization is tertiary in age, probably coinciding in age with Challis volcanism.

Company geologists decided to focus on areas where the sandstone is in contact with volcanic rocks. Targets of this sort stem from the notion that gold-bearing hydrothermal solutions may have risen and ponded beneath the volcanic section due to a drop in permeability. Although geologic relationships suggest that the uncomfortable contact between sandstone and the overlying volcanics are throughout the property, these geologists have singled out two localities in the current claim block as the most promising in this regard, and hence are a more favorable host rock for gold.

For the 1996 exploration season, the Company has engaged the services of Agricola Metals Company, a principal of which is a shareholder of the Company, to direct a gold exploration drilling program in one of these two areas. The Company also plans to continue to perform the necessary tasks to ensure that future exploration permits are granted and that good title to the unpatented mining claims is maintained.

In August 1995, after careful consideration and review of the Ketchum claim block, the number of unpatented claims held at the Ketchum Property were reduced
by 397 from 656 to 259.   Claims on which it was believed little potential of
containing a minable gold deposit was held and/or which were located in an environmentally sensitive area where it would be difficult to obtain the necessary permits for exploration and development of the property were dropped. The reduction in the number of unpatented claims is also consistent with the objective to reduce costs since there is an annual rental payment requirement of $100 per claim on unpatented claims.

The Company does not have a proven or probable reserve at its Ketchum Project. Furthermore, there can be no assurances that these claims may actually host an economically minable gold deposit, or that the necessary funding to begin production could be obtained.

TITLE TO MINING CLAIM PROPERTIES

The Company's Idaho properties consist, to a large extent, of unpatented mining claims upon unappropriated federal land pursuant to procedures established by the federal and state laws.

Interests in the perfected unpatented mining claims on public land are subject to the fee title of the United States of America. The Company believes that it has taken all actions necessary to perfect its interests in the mining claims under Federal statutes and regulations and intends to continue to perform the necessary work and filings as required. There can be no assurance however that the interest of the Company in its mining claims will not be subject to contest.

The Company does not have title options on its unpatented mining claims or leased properties and, therefore, has not identified potential adverse claimants nor has it quantified the risk that any adverse claimant may successfully contest all or a portion of its title to the claims. Furthermore, the validity of all unpatented mining claims is dependent upon inherent uncertainties such as the sufficiency of the discovery of minerals, proper posting and marking of boundaries, and possible conflicts with other claims not determinable from descriptions of record.

AVAILABILITY OF MINERAL DEPOSITS; COMPETITION AND MARKETS

The Company plans to continue the exploration of its properties in Idaho. Since many companies are engaged in the exploration of mineral properties, and may have substantially greater financial resources than the Company, The Company may be at a disadvantage with respect to some of its competitors in the acquisition and development of mining properties and companies.

SOURCES AND AVAILABILITY OF RAW MATERIALS

The materials and vendors necessary for the Company to continue its exploration activities are available from many sources. The Company foresees no shortage of supplies or difficulties in acquiring materials and vendors necessary to conduct its business as presently conducted.

ENVIRONMENTAL AND REGULATORY MATTERS

The Company is engaged in exploring for gold and is subject to various Federal, state and local provisions regarding environmental and ecological matters. Many of the Company's exploration activities are conducted on public lands. The U.S.D.A. Forest Service extensively regulates exploration activities conducted in National Forests where most of the Company's claims are located. All operations of the Company involving the exploration for minerals are subject to existing laws and regulations adopted by Federal, state and local governmental authorities. Requirements imposed by any such authorities could be costly, time consuming, and may delay operations. Future legislation and regulations, including those designed to protect the environment, as well as future interpretations of existing laws and regulations, may require substantial increases in equipment and operating costs to the Company and may cause delays, interruptions, or a termination of operations. While to date, environmental requirements have not had a material effect on the Company's operations, The Company cannot accurately predict or estimate the impact of any future laws or regulations, or future interpretations of existing laws and regulations, on its operations.

GOLD ASSAY SYSTEM

The Company has the world wide right to make, sell and use the Gold Assay System. The Company ceased research and development efforts related to the Gold Assay System in 1995.

EMPLOYEES

At February 29, 1996, The Company had two full time employees. The Company also uses independent contractors and consultants, as necessary. At May 31, 1995, the Company had four full time employees and anticipates hiring additional employees in the future.

PRINCIPAL OFFICE

The Company is a Nevada corporation with its executive office located at 7601 Lewinsville Road, Suite 200, McLean, Va. 22102, telephone number (703) 761-1500.

ITEM 2. PROPERTIES

MINING CLAIM PROPERTIES

The Company's mining claim properties are described in the "Mining Claim Properties" section of Item 1.

OFFICE FACILITIES

At February 29, 1996, the Company leases the following facilities:

                                       Approximate
                                         Square          Lease
     Location          Primary Use       Footage       Expiration
- -------------------  ----------------  -----------   --------------
San Francisco, CA    Corporate Office     1,300      July 1999
Englewood, CO        Corporate Office     3,664      September 2000

The Company is committed under noncancellable operating lease agreements for office space at the above locations and has subleased both these locations on terms similar to its master leases.

In connection with the appointment of Mr. Theodore J. Georgelas as the Company's new President and Chief Executive Officer, The Company moved the location of its corporate office to Northern Virginia and is currently renting office space in McLean Virginia under a short term sublease agreement while it negotiates a noncancellable operating lease. DBE and other affiliated companies of Mr. Georgelas are subtenants of the Company's under its current lease.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings. The complaint received by the Company for breach of contract in July 1995 was dismissed by the United States District Court, Northern District of California on May 31, 1996.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were brought to a vote of the Security Holders during the quarter ended February 29, 1996.

The Board of Directors of the Company adopted, on May 15, 1996, a resolution authorizing amendments to the Company's Amended and Restated Articles of Incorporation approving a reverse split of the Company's outstanding Common Stock, par value $0.001 per share on the basis of one new share of common stock of the Company for each 5.909635 shares of presently outstanding Common Stock and to change the name of Aurtex to "Sector Communications, Inc.".

The Amendment was approved in accordance with Nevada General Corporation Law (the "Nevada Law") which provides that the written consent of the holders of outstanding shares of voting capital stock, having not less than the minimum number of votes which would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted, may be substituted for a special meeting. Pursuant to Nevada Law, a majority of the outstanding shares of voting capital stock entitled to vote thereon is required in order to amend the Company's Amended and Restated Articles of Incorporation. In order to eliminate the costs and management time involved in holding a special meeting and in order to effect the Amendment as early as possible in order to accomplish the purposes of the Company as hereafter described, the Board of Directors of the Company voted to utilize the written consent of the holders of a majority in interest of the voting capital stock of the Company.
As discussed hereafter, the Board of Directors has recommended the Amendment in order to permit the closing of the stock purchase agreement with Global which cannot be closed at the present time based on the present authorized capitalization of the Company.

The Amendment was approved by the written consent, dated May 15, 1996, of the holders of approximately 52% of the outstanding shares of Common Stock.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol "AURT". The following table sets forth the high and low sales price for each quarter since the Company's listing on Nasdaq, as reported by the Nasdaq Stock Market.

Quarter Ended        High  Low
- -------------------  ----  ----

May 31, 1994         5.31  2.38
August 31, 1994      3.25  1.75
November 30, 1994    1.75  1.00
February 28, 1995    1.03  0.50

May 31, 1995         0.78  0.44
August 31, 1995      0.87  0.41
November 30, 1995    0.81  0.31
February 29, 1996    0.50  0.28

At May 31, 1996 there were 269 holders of record of the Company's common stock. The Company believes that many additional holders of the Company common stock are unidentified because their shares are held by brokers in nominee accounts or "street name". The number of beneficial owners holding stock in nominee or "street name" is estimated by the Company to be approximately 750.

The Company has not paid cash dividends on its common stock and presently has no intentions to do so. The Company expects to retain any future earnings to fund operations for the foreseeable future.

As of May 31, 1996, there were outstanding, 25,638,540 shares of common stock and warrants to purchase 6,278,542 shares of common stock at $ 0.30 per share of which warrants for the purchase of 6,050,542 shares of common stock expire on December 31, 1996, with the remaining warrants expiring in October 1997.

ITEM 6. MANAGEMENT'S PLAN OF OPERATIONS

During 1996, the Company changed its corporate strategy and focus and decided to concentrate its energies and efforts on building the Company into an international telecommunications and software company through the acquisition of already existing companies and products, and begin its transition from that of being a gold exploration company.

As a first step in this process the Company has entered into a Definitive Agreement for the acquisition of 100% of Global Communications Group, Inc. ("Global"). Included as part of this Agreement the Company acquired an option to purchase the assets and liabilities of Global Communications Technologies,
Inc. for $1.00.   The Company has also entered into letters of intent with
Histech and DBE. Also as a part of this process, the Company declared a reverse stock split and a stock dividend, changed its name and will close the Global transaction on or about June 17, 1996. The Company has not yet have entered into, but is in the process of finalizing definitive agreements with both Histech and DBE. Subsequent to February 29, 1996, has invested $500,000 and $50,000, respectively into these companies as outlined in their respective letters of intent.

Following the June 17,1996 closing of with Global, the Company will begin integrating the operations of Global into the Company and establishing plans for expanding Global's operations, first to additional customers along the previously laid fiber cable, to other areas in the Republic of Bulgaria, and
then to other Eastern European counties.   As described in Part 1, "business"
Global is currently providing services to twelve hotels in the Bulgarian capital of Sofia and the second largest city and traditional fair and exhibition center
- - Plovdiv. Global has constructed five optical fiber cable routes in the city of Sofia with a total length of 18 kilometers (6 fibers), creating an infrastructure for future cost effective connection of additional customers and further expansion.

Global's operations are currently generating positive cash flow which the Company expects to use, along with new capital infusions or funds currently available to it to expand Global's operations.

The Company also plans to continue expending significant efforts to locate additional acquisitions and strategic partners.

The Company intends to fund the expansion of Global and the purchase of the equity interests in HIS and DBE by raising additional equity capital. The Company has a verbal commitment, from an offshore investment group, of which a shareholder of Global is a part of, for $5,500,000. The Company received $500,000 of this amount in May 1996 when it sold in an offshore private placement 2,000,000 shares of its common stock. The proceeds of these funds were used by the Company for its initial investment in Histech.

The Company's capital requirements under its letters of intent with Histech and DBE require the Company to provide these companies with a total of $3,000,000 through August 1996, of which $550,000 has already been provided. Upon completion of these initial capital investments the Company will own 30% and 20% capital stock interest Histech and DBE, respectively.

Reverse Stock Split, Stock Dividend and Other Stock Issuances
- -------------------------------------------------------------

The Company set June 17, 1996 as the record date for a reverse stock split of one share for every 5.909635 currently outstanding shares of common stock and for a stock dividend of 1.25 shares of post reverse split common stock for each share of common stock immediately after the reverse stock split and prior to the issuance of shares to the shareholders of Global and the grant of restricted stock to the Company's officers, directors and employees, the effect on the Company's capital structure is shown in the table below.

Shares of common stock issued and outstanding on February 29, 1996       23,638,540
Issuance of additional shares in a Regulation S offering in May 1996      2,000,000
                                                                        -----------

Shares of common stock issued and outstanding pre-split                  25,638,540

Transactions scheduled to occur on June 17, 1996:
    Impact on outstanding shares of reverse stock split                 (21,300,110)
    Impact of stock dividend                                              5,423,038
    Issuance to Global Communications Group, Inc. stockholders           17,000,000
    Issuance to officers and employees under employment agreements          800,000
    Issuance to directors                                                   499,997
                                                                        -----------

Shares of common stock issued and outstanding on June 17,1996            28,061,465
                                                                        ===========

LIQUIDITY
- ---------

As described above, the Company has received a private placement equity commitment for $5,500,000 from an offshore investment group, of which a shareholder of Global is a part of, $500,000 of which has been received
subsequent to year end.   The Company believes that with the proceeds from this
commitment and its current assets, primarily 1,671,852 shares of Northfield Minerals, Inc. common stock it will be able to meet its investment commitments and maintain its current and planned operations for at least the next twelve months, including the exploration of its Ketchum and Vienna projects described below. Should the Company's plans change, it will need to raise additional funds for the acquisition of existing companies or products, expand Global's telecommunications network, and/or for working capital. The Company will attempt to raise capital as necessary, however no assurance can be given that the necessary financing will be available, or if available, that such financing can be secured on terms acceptable to the Company. If the Company cannot raise the necessary financing, the Company will sell additional shares of Northfield common stock it holds to the extent it is able to sell such shares. If adequate funding is not available to the Company it may be required to curtail its business activities accordingly, cease certain operations or expansion plans, sell certain equity investments, seek out strategic partners or attempt to be acquired.

GOLD EXPLORATION ACTIVITIES
- ---------------------------

The Company plans to continue to continue its gold exploration activities on its Vienna Property and Ketchum Property.

Vienna Property - Gold exploration activities at the Vienna Property during the 1995 exploration season included additional geological mapping of the claim area and mechanized trenching and sampling across areas of known mineralization. Results of the trenching program confirmed what the Company's geologists believe to be the surface extent of the mineralized zones, provided information about gold bearing rock types and essential information concerning the location of the core drill targets planned for the 1996 exploration season. Exploration drilling of the Vienna property was not be conducted during the 1995 exploration season due to a shorter than normal exploration season resulting from excessive snowfall and difficulty locating a qualified drilling contractor prior to the first snowfall.

The Webfoot zone appears to be the largest of the mineralized zones on the property and has a fairly well understood geometry and orientation. On that basis, the Lodestone Group of Englewood, Colorado has been engaged to direct a gold exploration surface drilling program to test the Webfoot vein system.
Based on the results of this drilling program The Company will decide whether to pay $ 250,000 by August 31, 1996 to extend the Agreement for an additional three year feasibility period. The Company has the right at the end of the feasibility period to purchase the property for a payment of $ 3,500,000 on or before April 15, 1999.

The Company does not have a proven or probable reserve at its Vienna project. Furthermore, there can be no assurances that the these claims may actually host an economically minable gold deposit, or that the necessary funding to begin production could be obtained.

Ketchum Project - In August 1995, after careful consideration and review of the Ketchum claim block, the number of unpatented claims held on the Ketchum
Property was reduced by 397 from 656 to 259.   Those claims where The Company
believed there was little potential for hosting a minable gold deposit or those located in an environmentally sensitive area where it would be difficult to obtain the necessary permits for exploration and development of the property were dropped. The reduction in the number of unpatented claims is also consistent with cost reduction since there is an annual rental payment
requirement of $ 100 per claim on unpatented claims.   The Company does not
believe that this reduction in the size of the claim block has any impact on the capitalized amount recorded in the financial statements.

During previous exploration seasons evidence of alteration and mineralization in volcanic rocks was obtained at two localities in the current claim block. The Company's geologists believe that this may give promise of more intense alterations and mineralization in the underlying sandstones which are more permeable, and hence are a more favorable host rock for gold. During the 1996 exploration season, The Company has engaged the services of Agricola Metals Company, a principal of which is a shareholder of The Company, to direct a gold exploration drilling program in one of these areas. The Company also plans to continue to perform the necessary tasks to ensure that future exploration permits are granted and that good title to the unpatented mining claims is maintained.

The Company does not have a proven or probable reserve at its Ketchum Project. Furthermore, there can be no assurances that these claims may actually host an economically minable gold deposit, or that the necessary funding to begin production could be obtained.

THE GOLD ASSAY SYSTEM
- ---------------------

The Company ceased research and development efforts related to the Gold Assay System in 1995, and has closed its facilities in Palo Alto, California and Ketchum, Idaho, placed in storage the equipment and supplies necessary to operate a Gold Assay System, and has sold all the remaining equipment and supplies. The Company continues to have the exclusive worldwide right to make, sell and use the Gold Assay System. Patent applications covering the proprietary Gold Assay System are pending with the U.S. Office of Patents and Trademarks and in selected countries worldwide. The Company will continue to perform the necessary tasks to maintain its patents and/or patent applications.

ITEM 7. FINANCIAL STATEMENTS

Index to Financial Statements

Independent Auditors' Report ........................................ 19

Balance Sheet as of February 29, 1996 ............................... 20

Statement of Operations for the years ended February 29, 1996 and
 February 28, 1995, and the cumulative period from March 19, 1990, inception, to February 29, 1996 .................................... 21

Statements of Changes in Stockholders' Equity for the years ended
 February 29, 1996 and February 28, 1995 and the cumulative period from March 19, 1990, inception, to February 29, 1995 ............... 22

Statements of Cash Flows for the years ended February 29, 1996 and February 28, 1995, and the cumulative period from March 19,
 1990, inception, to February 29, 1996 .............................. 23

Notes to Financial Statements........................................ 25

                        REPORT OF INDEPENDENT AUDITORS
                        ------------------------------

To the Stockholders and Board of Directors of Aurtex, Inc.
McLean, Virginia

We have audited the accompanying balance sheet of Aurtex, Inc. as of February 29, 1996, and the related statements of operations, stockholders' equity, and cash flows for the two years ended February 29, 1996 and February 28, 1995, and for the period from March 19, 1990 (date of inception) to February 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aurtex, Inc. as of February 29, 1996, and the results of its operations and its cash flows for the two years ended February 29, 1996 and February 28, 1995, and for the period from March 19, 1990 (date of inception) to February 29, 1996, in conformity with generally accepted accounting principles.



Stark Tinter & Associates, LLC

Englewood, Colorado
June 5, 1996

                                  AURTEX, INC.

                                 BALANCE SHEET

                                                                    February 29,
                                                                        1996
                                                                    ------------
                                    ASSETS
Current Assets:
    Cash                                                            $   345,177
    Investments (Note 2)                                                443,425
    Note Receivable - Related Party (Note 4)                                  -
    Note Receivable (Note 5)                                                  -
    Deposits and Prepaid Expenses                                       119,390
                                                                    -----------
Total Current Assets                                                    907,992

Equipment, Net of Accumulated Depreciation of $38,773                    62,668
Capitalized Mining Claim Costs                                        2,240,000
                                                                    -----------
Total Assets                                                        $ 3,210,660
                                                                    ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts Payable                                                $   185,607
    Due to Stockholders and Affiliated Entities (Note 6)                100,047
                                                                    -----------
Total Current Liabilities                                               285,654
                                                                    -----------

Commitments and Contingencies (Notes 3 and 10)                                -

Stockholders' Equity: (Note 7)
    Preferred stock, $.001 per share par value, 5,000,000
      shares authorized, no shares issued and outstanding                     -
    Common stock, $.001 per share par value, 50,000,000 shares
      authorized, 23,638,540 shares issued and outstanding               23,639
    Additional Paid in Capital                                       12,487,952
    Accumulated Deficit                                              (9,586,585)
                                                                    -----------
Total Stockholders' Equity                                            2,925,006
                                                                    -----------

Total Liabilities and Stockholders' Equity                          $ 3,210,660
                                                                    ===========



  The Accompanying Notes are an Integral Part of These Financial Statements.

                                 AURTEX, INC.

                           STATEMENTS OF OPERATIONS

     FOR THE YEARS ENDED FEBRUARY 29, 1996 AND FEBRUARY 29, 1995, AND THE CUMULATIVE PERIOD FROM INCEPTION, MARCH 19, 1990 TO FEBRUARY 29, 1996

                                                                                                                  Cumulative
                                                                                                                     From
                                                                            Year Ended          Year Ended      March 19, 1990
                                                                           February 29,        February 28,         Date of
                                                                               1996                1995            Inception
                                                                           -------------       ------------     --------------
Aurtex Gold Assay System Development Costs (Note 1)                         $   359,319        $   814,319       $ 2,239,093
Gold Exploration Costs (Note 11)                                                522,981          2,613,097         3,136,078
General and Administrative Costs                                              1,192,498          1,719,064         4,328,139
                                                                           -------------       ------------      -----------
Total Operating Costs                                                         2,074,798          5,146,480         9,703,310

Equity in Loss of Pangold S.A.                                                   15,922             15,673            31,595
Allowance for Possible Writedown of Note Receivables (Notes 4 and 5)            333,898                -             333,898
Interest Expense, related parties                                                 3,158             28,600            92,404
Interest Income                                                                 (52,904)          (159,927)         (299,602)
Gain on the Marketable Securities                                              (275,020)               -            (275,020)
                                                                           -------------       ------------      -----------
Net Loss                                                                    $(2,099,852)       $(5,030,826)      $(9,586,585)
                                                                           =============       ============      ===========
Net Loss per Share                                                          $     (0.10)       $     (0.28)      $     (0.78)
                                                                           =============       ============      ===========
Weighted Average Common Shares Outstanding                                   21,782,177         18,249,646        12,249,540
                                                                           =============       ============      ===========






   The Accompanying Notes are an Integral Part of These Financial Statements.

                                 AURTEX, INC.

                      STATEMENTS OF STOCKHOLDERS' EQUITY

           FOR THE YEARS ENDED FEBRUARY 29, 1995 AND THE CUMULATIVE PERIOD FROM INCEPTION, MARCH 19, 1990 TO FEBRUARY 28, 1995

                                                                            Additional                     Stock
                                                         Common Stock         Paid In     Accumulated   Subscriptions
                                                       Shares     Amount      Capital       Deficit      Receivable        Total
                                                     ----------   -------   -----------   -----------   -------------   -----------
Issuance of common stock on March 19, 1990.           2,000,000   $ 2,000   $    (1,000)  $               $             $     1,000

Merger with Adcom Systems, Inc. on December 4,
  1992 accounted for as a recapitalization,
  effective March 19, 1990, inception.                  411,780       412       (84,691)                                    (84,279)

Issuance of Preferred Stock in connection with
  the transfer mining claims on August 9, 1991,
  and converted to common stock simulantaneous
  with the merger with Adcom Systems, Inc. on
  December 4, 1992.                                   8,010,000     8,010        (7,260)                                        750

Sale of Preferred Stock in private offering
  between January 1 and February 14, 1992, and
  converted to common stock simultaneous with the
  merger with Adcom Systems, Inc.                       187,870       188       563,420                                     563,608

Sale of 327,000 Series C Warrants on January 1,
  1992.                                                                           3,270                                       3,270

Sale of Preferred Stock in private offering
  between March 1 and September 23, 1992, and
  converted to common stock simultaneous with the
  merger with Adcom Systems, Inc.                       516,343       516     1,548,514                                   1,549,030

Sale of 522,000 Series B Warrants and 3,342,000
  Series C Warrants between June 12 and
  September 16, 1992.                                                            38,640                                      38,640

Common stock to be issued in connection with the
  merger of Adcom Systems, Inc.                         749,995       750        19,500                    (20,250)               0

Sale of common stock in a private offering
  between June 15 and August 31, 1993.                2,191,600     2,192     4,381,008                                   4,383,200

Exercise of Stock Options between April 30, 1993
  and January 31, 1994.                                 605,000       605        29,645                                      30,250

Exercise of Series B Warrants and Series C
  Warrants between May 13, 1993 and February 28,
  1994.                                               1,223,281     1,223     1,652,038                                   1,653,261

Conversion of accrued salaries to common stock on
  June 30, 1993.                                         62,500        63       124,937                                     125,000

Receipt of stock subscription                                                                               20,250           20,250

Series C Warrants issued to two directors on
  November 1, 1993                                                               43,500                                      43,500

Sale of common stock in a private financing
  between May 10 and July 15, 1994.                   1,831,623     1,831     3,266,589                                   3,268,420

Stock issued for services in connection with a
  private financing in June 1994                         42,857        43           (43)                                          0

Exercise of Warrants In June of 1994                    739,691       740       738,951                                     739,691

Exercise of Stock Options In August and December
  of 1994                                             1,090,000     1,090        53,410                                      54,500

Other                                                    20,000        20           (20)

Net loss, inception to February 28, 1995                                                   (7,466,733)                   (7,486,733)
                                                     ----------   -------   -----------   -----------     --------      -----------
Balances at February 28, 1995                        19,682,540    19,683    12,370,408    (7,466,733)           0        4,903,358

Stock Issued to an Officer (Note 7)                     200,000       200        20,800                                      21,000

Stock Issued to BAGA as up-front placement fee
  (Note 7)                                            3,000,000     3,000        (3,000)                                          0

Exercise of Stock Options                               300,000       300        14,700                                      15,000

Sale of common stock in a private financing             456,000       456        85,044                                      85,500

Net Loss                                                                                   (2,099,852)                   (2,099,852)
                                                     ----------   -------   -----------   -----------     --------      -----------
Balances at February 29, 1996                        23,638,540   $23,639   $12,487,952   $(9,566,585)    $      0      $ 2,925,006
                                                     ==========   =======   ===========   ===========     ========      ===========

  The Accompanying Notes are an Integral Part of These Financial Statements.

                                 AURTEX, INC.

                           STATEMENTS OF CASH FLOWS

     FOR THE YEARS ENDED FEBRUARY 29, 1996 AND FEBRUARY 28, 1995, AND THE CUMULATIVE PERIOD FROM INCEPTION, MARCH 19, 1990 TO FEBRUARY 29, 1996

                                                                                                                  Cumulative
                                                                                                                     From
                                                                              Year Ended          Year Ended    March 19, 1990
                                                                             February 29,         February 28,      Date of
                                                                                 1996               1995           Inception
                                                                             -----------          -----------   --------------
        Cash Flows From Operating Activities:
           Net Loss                                                          $(2,099,852)         $(5,030,826)   $(9,586,585)
           Adjustments to Reconcile Net Loss to
             Cash Flow Used In Operations:
             Depreciation                                                         52,379               44,751        108,700
             Gain on the Sale of Marketable Securities                          (275,020)                           (275,020)
             Loss on the Disposal of Equipment                                    65,699                              65,699
             Allowance for Uncollectable Notes Receivable (Note 4 and 5)         333,898                             333,898
             Accrued Interest Income on Restricted Marketable
               Securities, Treasury Bills and Notes Receivable                     2,631              (38,894)       (76,742)
             Equity in Loss of Pangold S.A.                                       15,922               15,673         31,595
             Write Down of Prior Years Mining Claim Costs (Note 9)                    --              913,027        913,027
             Compensation Portion of Restricted Stock and Warrant Grants          21,000                   --         64,500
             Increase in Deposits and Prepaid Expenses                           (50,706)             (43,678)      (125,390)
             Increase (Decrease) in Accounts Payable                               9,977               (2,056)       (70,206)
             Increase (Decrease) in Due to Shareholders and
              Affiliated Entities                                                 (9,542)            (144,619)       143,105
                                                                             -----------          -----------    -----------
        Cash Flows Used In Operating Activities                               (1,933,614)          (4,286,622)    (8,473,419)
                                                                             -----------          -----------    -----------

        Cash Flows From Investing Activities:
             Redemption of Treasury Bill                                              --              869,256              0
             Increase in Capitalized Mining Claim Costs                               --             (100,000)    (2,634,810)
             Loan to Combined Metals Reduction Company                          (125,000)                           (125,000)
             Purchase of Equipment                                                (3,504)            (195,570)      (281,567)
             Proceeds from the Disposal of Equipment                              44,500                              44,500
             Investment in Pangold S.A.                                         (175,000)            (525,000)      (700,000)
             Proceeds from the Sale of Marketable Securities                     500,000                             500,000
             Purchase of Adcom Systems, Inc.                                          --                   --        (84,279)
                                                                             -----------          -----------    -----------
        Cash Flows Provided By (Used In) Investing Activities                    240,996               48,686     (3,281,156)
                                                                             -----------          -----------    -----------

        Cash Flows From Financing Activities:
             Proceeds From Notes Payable - Stockholder                                                               781,767
             Repayment of Notes Payable - Stockholder                                                      --        (25,000)
             Increase of Notes Receivable - Related Parties                                          (705,000)      (705,000)
             Repayment of Notes Receivable - Stockholder                          32,365              500,000        532,365
             Proceeds From the Sale of Common Stock, Net                          85,500            3,268,420      8,960,758
             Proceeds From the Sale of Series B and Series C Warrants                                      --         41,910
             Proceeds From the Exercise of Series B Warrants                                               --      1,433,264
             Proceeds From the Exercise of Series C Warrants                                          320,000        539,991
             Proceeds From the Exercise of Options                                15,000               54,500         99,750
             Receipt of Stock Subscription                                       419,691                   --        439,941
                                                                             -----------          -----------    -----------
        Cash Flows Provided By Financing Activities                              552,556            3,437,920     12,099,752
                                                                             -----------          -----------    -----------
        (Decrease) Increase in Cash                                           (1,140,062)            (800,016)       345,177

        Cash, Beginning of Period                                              1,485,239            2,285,255              0
                                                                             -----------          -----------    -----------
        Cash, End of Period                                                  $   345,177          $ 1,485,239    $   345,177
                                                                             ===========          ===========    ===========

                                  (Continued)

                                 AUTREX, INC.

                           STATEMENTS OF CASH FLOWS
                                  (Continued)

                FOR THE YEARS ENDED FEBRUARY 28, 1995, AND THE
     CUMULATIVE PERIOD FROM INCEPTION, MARCH 19, 1990 TO FEBRUARY 29, 1996

                                                                                                                   Cumulative
                                                                                                                      From
                                                                                   Year Ended    Year Ended      March 19, 1990
                                                                                   February 29,  February 28,       Date of
                                                                                     1996           1995           Inception
                                                                                   ------------  ------------    -------------
        Supplemental Cash Flow Information:

        Noncash financing activities involving
        the assumption of liabilities and issuance of capital stock in connection with the transfer of the mining claims as follows:

            Issuance of capital stock                                                                           $     750
            Assumption of liabilities                                                                             517,467
                                                                                                                ---------
            Capitalized mining claim costs                                                                      $ 518,217
                                                                                                                =========
        Receipt of marketable securities in connection
             with the sale of 250,000 units                                                                     $ 750,000
        Transfer of marketable securities to stockholder in
             satisfaction of a note payable                                                                      (750,000)
                                                                                                                ---------
                                                                                                                $       0
                                                                                                                =========
        Issuance of capital stock in exchange for a
             reduction in the amount due to a stockholder                                                       $ 140,000
                                                                                                                =========
        Issuance of common stock in receipt of
             notes receivable                                                                $419,691           $ 439,941
                                                                                             ========           =========
        Offset of accrued interest and accounts payable due to a
             shareholder against accrued interest receivable as follows:

            Accrued interest on shareholder note                                                                $  18,113
            Advances payable to shareholder                                                                        22,366
                                                                                                                ---------
            Offset against accrued interest receivable
                 on restricted marketable securities                                                            $  40,479
                                                                                                                =========
        Issuance of 62,500 shares of common stock in
             exchange for a reduction in the amount due
             to individual stockholders.                                                     $125,000           $ 125,000
                                                                                             ========           =========
        Issuance of 3,000,000 shares of common stock as
             an up-front placement fee, recorded at par value (Note 7)

        Common stock                                                             $  3,000                       $  3,000
        Additional paid in capital                                                 (3,000)                        (3,000)
                                                                                 --------                       --------
                                                                                 $      0                       $      0
                                                                                 ========                       ========
        Exchange of a 40% capital stock interest in Pangold S.A.
              for 2,520,000 restricted common shares of Northfield
             Minerals, Inc. (Note 4)                                             $648,327                       $ 648,327
                                                                                 ========                       =========
        Cash paid for interest                                                   $      -    $ 21,493           $  26,817
                                                                                 ========    ========           =========


The Accompanying Notes are an Integral Part of These Financial Statements.

                                  AURTEX, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1:  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Change in Strategic Direction - Aurtex, Inc. (the "Company") was incorporated on March 19, 1990 in the state of Nevada and has historically been involved in the business of gold exploration and development. The Company currently controls the unpatented mining claims located near Ketchum, Idaho it received on August 9, 1991 pursuant to an exchange agreement with Biomyne North Company (BNC) and has acquired an interest in mining claims, referred to as the Vienna Property, also located in Idaho. The Company also has an exclusive license to a proprietary method for rapid gold assay developed by Biomyne Technology Company (BT).

Consistent with the Company's new corporate strategy of focusing its energies and capabilities toward increasing its participation in the telecommunications and software industries the Company has:

(1) On April 19, 1996, the Company entered into a Stock Purchase and Exchange Agreement with Global Communications Group, Inc. ("Global"). The Agreement calls for, among other things, the issuance of approximately 17,000,000 shares of Company Common Stock in exchange for 100% of the issued and outstanding capital stock of Global. As a part of this transaction, the Company will also receive the option to purchase the assets and liabilities of Global Technologies, Inc. for $ 1.00. The Company has set a closing date for the purchase of 100% of the outstanding stock of Global of June 17, 1996.

(2) On April 18, 1996, the Company entered into a Letter of Intent, and on May 27, 1996 executed a Memorandum of Understanding for the acquisition of up to 80% of HIS Technologies AG ("Histech") for a combination of cash and stock. The Company has not yet entered into a Definitive Agreement with Histech.

(3) On April 18, 1996, the company entered into a Letter of Intent for the acquisition of up to 100% of dbe Software, Inc. ("DBE") for cash and/or stock. The Company has not yet entered into a Definitive Agreement with DBE.

(4) Set June 17, 1996 as the record date for a reverse stock split of one share for every 5.909635 currently outstanding shares of common stock, and a stock dividend of 1.25 shares of post reverse split common stock for each share of common stock outstanding immediately after the reverse stock split and prior to the issuance of shares to the shareholders of Global Communications Group, Inc.

(5) Set June 17, 1996 as the record date to change its name from Aurtex, Inc. to Sector Communications, Inc.

                                 AURTEX, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1:  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Since none of the above events have occurred as of the completion of these financial statements, the financial information presented includes only that of Aurtex, Inc. and there has been no adjustment to either the capitalization or per share computations in the financial statements.

The Company is currently a development stage enterprise under SFAS No. 7.

Capitalized Mining Claim Costs - The Company expenses exploration costs incurred prior to the identification of specific land areas of interest and capitalizes all costs directly associated with acquisition, exploration and development of specific properties until the land area of interest to which these costs relate are put into operation, or when the property is sold or abandoned, or when an impairment in value has been determined. If exploration is successful these costs will be amortized over the estimated life of the reserve using the units of production method.

Aurtex Gold Assay System Development Costs - Costs incurred for improvements to the licensed technology, described in Note 10, are expensed when incurred. The Company ceased research and development efforts related to the Gold Assay System during fiscal year ended February 29, 1996, and has closed its facilities in Palo Alto, California and Ketchum, Idaho.

Equipment - Equipment is recorded at cost, and is depreciated using the straight line method over the estimated useful life of the asset.

Loss per Share - Loss per share has been calculated based upon the weighted average number of shares outstanding, and does not include the shares issuable on exercise of the outstanding options or warrants, since such inclusion would decrease the loss per share.

Use of Estimates - The preparation of the Company's financial statements in conformity with generally accepted accounting standards required the Company's management to make estimates and assumptions that affect the amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Impact of Recently Issued Accounting Standards - In March 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Impairment of Long-Lived Assets" ("FAS 121"). This standard is effective for year beginning after December 15, 1995 and would change the method of determining impairment of long-lived assets. Although the Company has not performed a detailed analysis of the impact of this new standard on the Company's financial statements, the Company does not believe that adoption of the new standard will have a material effect on the financial statements.

                                  AURTEX, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1:  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In October 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock-Based Compensation" ("FAS 123"). The new standard is effective for fiscal years beginning after December 15, 1995. FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments for goods or services must be accounted for on the fair value method. The Company currently does not intend to adopt the fair value accounting prescribed by FAS 123, and will be subject only to the disclosure requirements prescribed by FAS 123. However, the Company intends to continue its analysis of FAS 123 and may elect to adopt its provisions in the future.

NOTE 2:  INVESTMENTS

In May 1995, the Company increased its capital stock ownership in Pangold S.A., a Panamanian registered company, from 30% to 40% for an additional investment of $175,000. Also in May, 1995, the Company exchanged a 32% capital stock interest it held in Pangold to Northfield Minerals, Inc. ("Northfield") for 2,080,000 shares of restricted Northfield common stock, and in November 1995, exchanged its remaining 8% capital stock interest in Pangold for an additional 440,000 shares of restricted Northfield common stock.

During February 1996, the Company sold 848,148 shares of Northfield common stock it held for $500,000. The market value of the remaining 1,671,852 shares of restricted Northfield common stock held by the Company has a market value on May 31, 1996 of approximately $2,700,000 based on the quoted bid price on the Toronto Stock Exchange.

The Company's investment in Pangold has been reported using the equity method of accounting through May 2, 1995.

On December 12, 1995, the agreement that the Company previously entered into with a European entity for the purchase of its restricted stock of Northfield and its capital stock interest in Pangold S.A. was terminated. In consideration for this termination, the Company agreed to sell to this entity, through February 15, 1996, to up to 1,000,000 units, each unit consisting of two shares of Company Regulation S restricted common stock and a warrant for the purchase of one share of Company Regulation S restricted common stock for $0.375. As of February 15, 1996, a total of $85,500 was invested under this agreement, $75,000 in October 1995 and $10,500 in January 1996, and the Company issued 456,000 shares of common stock and a warrant for the purchase of 228,000 shares of common stock, expiring two years from the date of their issuance. The exercise price if this warrant was subsequently repriced by the Board of Directors to $0.30 per share as described in Note 7.

                                 AURTEX, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 3:  PROPERTY ACQUISITION

On October 18, 1994, the Company entered into an Exploration License and Option to Purchase Agreement with North American Financial Corporation ("NAFCO") to carry out exploration and feasibility activities at its Vienna Property located in Blaine County, Idaho. The Property consists of 43 patented and 13 unpatented lode mining claims.

The Agreement has a term of four and one half years commencing October 15, 1994. The Company has paid NAFCO $100,000 for an initial eighteen month exploration period. The Company has the right to extend the Agreement, for an additional three year feasibility period for a payment of $250,000 on April 15, 1996, subsequently extended to August 31, 1996, and the right to purchase the Property for a payment of $3,500,000 at the end of the three year feasibility period, April 15, 1999. The Company has also committed in this Agreement to expend $200,000 during the exploration period to explore, develop and/or determine the feasibility of mining this Property. The Company has capitalized the initial payment of $100,000.

NOTE 4:  NOTE RECEIVABLE - RELATED PARTY

Notes receivable due from a related party at February 29, 1996 is as follows:

Unsecured promissory note receivable due from a
    director and former Chairman of the Board, bearing
    interest at 8% per annum and due on demand            $ 197,323
Reserve for potential uncollectability                     (197,323)
                                                          ---------

                                                          $      -
                                                          =========

Effective July 15, 1995, the Company began deducting amounts from this individual's salary as repayments of this note. On November 22, 1995, this individual stepped down as an officer and Chairman of the Board of Directors and continues to serve the Company as an outside director. Effective that date, this individual stopped receiving a salary from the Company and began receiving an outside directors fee of $2,000 per month. The Company will offset this amount against the receivable so long as the receivable has not been repaid.

During the year ended February 29, 1996, the Company deducted a total of $27,365. During the year ended February 29, 1996 the Company established a reserve for the full amount of this unsecured promissory note. This reserve represents the amount due under this note in excess of this individual's directors fee, and was established due to his inability to either repay the loan or provide adequate collateral and the Company's estimate of the risk of repayment.

During July 1995, the Company received payments totaling $466,130 in full repayment of promissory notes due from a shareholder arising primarily from the exercise of previously issued warrants for the purchase of 419,691 shares at $1.00 per share on June 28, 1994.

                                 AURTEX, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 5:  NOTE RECEIVABLE

At November 30, 1995, the Company had an unsecured promissory note receivable for $125,000 due from Combined Metals Reduction Company. This note is due on 30 days demand and bears interest at 10%. In October, 1995, the Company issued demand for repayment of this note and in February 1996, established a reserve for potential uncollectability of the entire amount of the note of $125,000 plus 11,525 of accrued, due to the Company's estimate of the risk of repayment.

NOTE 6:  DUE TO A STOCKHOLDER AND AFFILIATED ENTITIES

As of February 29, 1996, the net amounts due to a stockholder and affiliated entities are as follows:

  Due to BNC                         $ 95,775
  Due to Biomyne Inc. ("BI")            4,272
                                     --------
                                     $100,047
                                     ========

The amounts due to affiliated entities bear interest at 5% and are due on demand. At February 29, 1996, BNC owned 8,010,000 shares of the issued and outstanding common stock of the Company which represents a 33.9% ownership interest in the Company. BT owns 71.8% and 65.0% limited partnership interests in BNC and Biomyne Exploration Company ("BEC"), respectively. BT also owns 100% of the outstanding stock of BI, which is the 1% general partner of both BNC and BEC. The general partner of BT is also an individual stockholder and director of the Company.

NOTE 7:  STOCKHOLDERS' EQUITY

Common Stock
- ------------

In May 1996, the Company sold in an offshore private placement 2,000,000 shares of its common stock for $500,000. The proceeds of these funds were used by the Company's for its initial investment in Histech. Concurrent with this investment, the Company entered into a loan agreement with Histech for $500,000, which provides, among other things, for the conversion of this loan into equity
on the execution of a definitive agreement.   The loan bears interest at 8%, is
due in May 1997 if not converted to equity, and is secured by certain rights to the X-Series products contained in a Deposit Agreement.

                                  AURTEX, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 7:  STOCKHOLDERS' EQUITY (CONTINUED)

BAGA Aktiengesellschaft Issuance
- --------------------------------

On July 5, 1995, the Company entered into an equity financing agreement with BAGA Aktiengesellschaft (a shareholder of the Company), where BAGA committed to provide up to $14,000,000, on a best efforts basis, to the Company over a two year period. BAGA committed to provide this equity financing through the purchase of unregistered common stock, issued pursuant to Regulation S under the Securities Act of 1933, in several tranches at terms and under conditions set by the Company. The share price of each tranche will be discounted, up to 30%, off the bid price of the Company's common stock when the terms of each individual financing are agreed to.

On August 1, 1995, as a part of this financing, BAGA received up-front renumeration of 3,000,000 shares of the Company's common stock, issued pursuant to Regulation S under the Securities Act of 1933 and subject to additional Company imposed restrictions which were released effective December 31, 1995. BAGA will also receive a performance incentive of 70,000 warrants for each $1,000,000 of net proceeds provided to the Company. These warrants will have an exercise price of $0.50 per share and expire three years after the date issuance.

As of May 31, 1996, no financing has been provided by BAGA and none is anticipated by the Company under this agreement.

Restricted Stock Grant
- ----------------------

During the year ended February 29, 1996, the Company issued restricted stock to an officer in connection with his employment agreement in the form of a restricted stock grant of 200,000 shares for the Company's common stock. Such restricted stock vested 100,000 shares on May 1, 1995, 50,000 shares on July 1, 1995, and 50,000 shares on September 30, 1995. This individual resigned as an officer effective November 1, 1995, but continues to work for the Company in a non-officer capacity under an employment agreement.

Warrants
- --------

At February 29, 1996, the Company has reserved 6,500,542 shares of common stock for issuance upon the exercise of the currently outstanding Warrants exercisable at $0.30 per share. The exercise price of warrants were repriced by the Board of Directors to $0.50 per share in June 1995, and subsequently repriced to $0.30 per share in January 1996. The Board of Directors, in January extended the expiration date of all the outstanding warrants scheduled to expire in 1996 to December 31, 1996.

                                 AURTEX, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 8:  STOCK OPTION PLANS

Under the 1991 and 1994 Stock Plans, the Company can grant incentive stock options, nonstatutory stock options, and purchase rights to officers, key employees, consultants and directors of the Company at a price not less than the fair market value at the date of grant.

At February 29, 1996, the Company has options outstanding for the purchase of 150,000 shares under the 1994 Stock Plan, exercisable at $0.53 per share.
These options were canceled on April 15, 1996 in connection with the execution of an employment agreement with this employee providing for, among other things, the grant of an option to purchase 150,000 shares of common stock after the reverse stock split contemplated on June 17, 1996 as described in Note 1.

On June 1, 1995, the Company granted to Mr. Douglas Silver, the Company's President and Chief Executive Officer an incentive stock option for the purchase of 400,000 shares for the Company's common stock at $0.53 per share under the Company's 1994 Stock Plan. Such option vested for the purchase of 150,000 shares on June 1, 1995, with the remaining shares vesting 150,000 shares on the first anniversary of such grant and 100,000 shares on the second anniversary of such grant. In connection with Mr. Silver resignation as a director and as President and Chief Executive Officer on December 1, 1995, the unvested portion of this option, representing the right to purchase 250,000 shares of common stock was canceled. The remaining right to purchase 150,000 shares of common stock expired on February 29, 1996.

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

Also on August 7, 1995, the Board of Directors granted options to its two outside directors for the purchase of 400,000 shares each at an exercise price of $0.59 per share. Such options vested for the purchase of 100,000 shares on August 7, 1995, with the remaining 300,000 shares vesting 100,000 on each of the
first, second and third anniversary dates of such grant.   In January 1996, the
Board of Directors canceled the options issued to these two outside directors.

                                 AURTEX, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 8:  STOCK OPTION PLANS (CONTINUED)

A summary of stock option transactions are as follows:

                                                Year          Year       Cumulative
                                                Ended         Ended        Through
                                             February 29   February 28   February 29
                                                 1996          1995          1996
                                             ------------  ------------  ------------

Outstanding, beginning                           650,000     1,530,000             -
Granted under the 1991 Stock Plan at an
    exercise price of $0.05 per share                  -             -     1,995,000
Granted under the 1994 Stock Plan at an
    exercise price of $0.53 per share          1,200,000       210,000     1,550,000
Exercised under the 1991 Stock Plan at an
    exercise price of $0.05 per share           (300,000)   (1,090,000)   (1,995,000)
Expired or canceled under the 1994 Stock
    Plan                                      (1,400,000)            -    (1,400,000)
                                              ----------    ----------    ----------
Outstanding, Ending                              150,000       650,000       150,000
                                              ==========    ==========    ==========
Exercisable, Ending                              150,000       356,667       150,000
                                              ==========    ==========    ==========

NOTE 9:  INCOME TAXES

Effective March 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes" and has elected to apply its provisions without restating prior periods. SFAS No. 109 requires deferred income taxes be computed under the asset and liability method and to be adjusted to and maintained thereafter at statutory rates in effect when the taxes are expected to be paid. SFAS No. 109 also requires that a valuation allowance be provided if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Although the Company has a significant deferred tax asset, in the form of operating loss carryforwards, its ability to generate future taxable income to realize the benefit of this asset will depend primarily on bringing property into production. The associated market, capital and environmental uncertainties are considerable, resulting in the Company's conclusion that a full valuation allowance be provided. The adoption of SFAS No. 109 resulted in no material impact on the Company's financial position.

At February 29, 1996, the Company has net operating loss carryforwards of approximately $9,900,000 available to offset future taxable income and tax liabilities. The net operating loss carryforwards expire beginning in 2005 through 2011.

                                 AURTEX, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 10:    COMMITMENTS AND CONTINGENCIES

Operating Lease - On October 1, 1995, the Company entered into a noncancelable operating lease agreement for office space in Denver ending on September 30, 1999. Monthly lease payments under this agreement begin at $4,885 and increase by $76 per month on each anniversary date. The payments under this lease may be escalated for increases in taxes and operating expenses commencing in 1995. The Company entered into a noncancelable sublease for this space in May 1996, effective July 1, 1996 on terms similar to the original lease. The Company's San Francisco office space has also been subleased on terms identical to those of the original lease.

The minimum lease payments under these lease agreements for each of the next five years ending February 28 are as follows:

                         Minimum        Minimum
                          Lease         Sublease
                         Payments       Payments
                         --------       --------
          1996           $ 94,825       $ 74,064
          1997             95,744         90,908
          1998             96,656         94,825
          1999             76,678         74,849
          2000             41,528         40,304
                         --------       --------

                         $405,431       $377,950
                         ========       ========

The Company is currently renting office space in McLean, Virginia under a short term sublease agreement while it negotiates a noncancelable operating lease.

Total rental costs for the years ended February 29, 1996 and February 28, 1995 (net of sublease rental income for the year ended February 29, 1996 of $19,280) were $81,857 and $133,383, respectively.

Idaho Mining Claims
- -------------------

On August 9, 1991, the Company entered into an exchange agreement with BI, as the general partner of BNC. Under the exchange agreement, the Ketchum Claims were transferred, by quitclaim deed, to the Company in exchange for 8,010,000 shares of Common Stock, and the assumption of certain liabilities. In addition, if there is a future arrangement with a mining company relating to these claims, 45% of the first $15,000,000 of payments from the mining company shall be paid directly to BNC and the remaining 55% paid to the Company.

                                 AURTEX, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 10:    COMMITMENTS AND CONTINGENCIES (CONTINUED)

License Agreement
- -----------------

On August 9, 1991, the Company entered into a license agreement with BT relating to the proprietary methods and apparatus developed by BT to perform the rapid assay of gold and other minerals. This agreement provides the Company with a worldwide exclusive license for the Licensed Technology developed by BT and any Additional Licensed Technology developed by either the Company or BT. The Company, in consideration for entering into this agreement, has agreed to pay to BT a royalty of five percent of the gross revenues received from the manufacture, sale, or use of the Technology in providing services to third parties. For the purpose of this royalty calculation, the Company is not to include as gross revenue, amounts received from the use of the Technology on mining claims in which it has at least a 50% interest. Royalties are required to be paid in semi-annual installments for fifteen years.

NOTE 11:    ASSET WRITEDOWN

The Company performs a periodic evaluation of its exploration properties to assess the recoverability of its investments in these properties. During the year ended February 28, 1995, the Company determined, due to the fees imposed by the Bureau of Land Management on Federal mining claims and increasingly restrictive environmental laws and regulations, that the carrying value of the Ketchum Claims exceeded the property's estimated recoverable value.
Accordingly, the Company reduced the net book value of its Ketchum Claims by $1,873,507, through a charge to operations included in gold exploration costs. $960,480 of these costs were exploration costs incurred during the fiscal year ended February 28, 1995 and $913,027 represents costs capitalized in prior years.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS:
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table lists the names, ages, and positions of the executive officers and directors of the Company as of May 31, 1996. All officers and directors have been appointed to serve until their successors are elected and qualified. Additional information regarding the business experience, length of time served in each capacity, and other matters relevant to each individual is set forth following the table.

Name                                        Age                 Position
- ----                                        ---  --------------------------------------
Theodore J. Georgelas                        49  President, Chief Executive Officer and
                                                 Chairman of the Board of Directors

S. Allan Kline                               75  Director

Jeff L. Shear                                54  Director

Roger Hedin                                  35  Vice President and Director

Theodore J. Georgelas became President and Chief Executive Officer effective January 17, 1996, and was elected as Chairman of the Board of Directors of the Company at that time. Mr. Georgelas has been the Manager/Member of G & S International L.C. (Developers of commercial, retail, industrial and residential properties both domestically and internationally) for at least the last five years. He serves on the Executive Committee and Board of United Bankshares, Inc. and is Chairman of the Board of one of its subsidiaries, United Bank (Virginia). He is a cofounder of a cellular telephone business in Delaware and a cofounder of dbe Software, Inc., a software company marketing a database utility programming tool.

Mr. S. Allan Kline was a founder of Aurtex, Inc. and has been a director since its inception on March 19, 1990. Since 1988, he has been a director and is currently the president of Biomyne, Inc., a corporation which is the general partner of both Biomyne North Company and Biomyne Exploration Company. He is also a general partner of Biomyne Technology Company, which owns 100% of the capital stock of Biomyne Inc., and which is the 71.8% and 65% limited partner in Biomyne North Company and Biomyne Exploration Company, respectively. Biomyne North Company holds 8,010,000 shares of common stock of the Company. Mr. Kline is a director of Xicor, Inc., a company in the semiconductor business, and of Senetek PLC, an English company engaged in sponsored research in the life sciences and biotechnology fields. Mr. Kline holds a degree in physics from the University of Chicago, an engineering degree from the Illinois Institute of Technology, and a LL.D. from Yale University.

Mr. Jeff Shear has been a director of The Company since March 31, 1993. Since 1988 he has been president of Shear Kershman Labs, a consulting company for new products for food and pharmaceutical companies. He was formerly chairman and chief executive officer of Pharmaceutical Delivery Systems, a company which manufactured and marketed pharmaceuticals.

Mr. Roger Hedin has been a director of the Company since February 16, 1995 and was elected a vice president of the Company in January 1996. Mr. Hedin was also a director of the Company from March 31, 1993 to November 1, 1993. He has been involved with private businesses in Europe during the last seven years. Prior to that time he was active in a corporate development division of ASEA in Sweden. Mr. Hedin has studied engineering and economics at the Institute of Technology in Linkoping and at the University of Linkoping.

COMPENSATION OF DIRECTORS

Directors who are not employees of the Company receive a monthly fee of $2,000, and are reimbursed for out-of-pocket expenses incurred in their capacity as members of the Board of Directors.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock of the Company. Officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission to furnish the Company with copies of all section 16(a) reports they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with for the year ended February 29, 1996, except for the late filings of form 3's by Mr. Armin Grabowski when he became an officer and a director, by Mr. Heinz Schimmelbusch when he became a director; and the late filing of form 4's by both Mr. Roger Hedin and Mr. Jeff Shear on the granting and subsequent cancellation of stock options, by Mr. Shear on the repricing of stock purchase warrants and by Mr. Stanker for a restricted stock grant; and the late filings of forms 3 and 4 by BAGA Aktiengesellschaft related to the placement fee it received in common stock. To the best of the Company's knowledge all of the above forms have been subsequently filed.

ITEM 10. EXECUTIVE COMPENSATION

The information set forth under the caption "Executive Compensation" is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before June 28, 1996.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption Security Ownership of Certain Beneficial Owners and Management is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before June 28, 1996.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption Certain Relationships and Related Transactions is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before June 28, 1996.

                                    PART IV

Item 13. Exhibits and Reports on Form 8-K
- -----------------------------------------

(a) Reports on Form 8-K - None

(b) Exhibits

Exhibit
Number      Description
- -------     --------------------------------

 3.1        Certificate of Incorporation of the Company, as amended.
            (Incorporated herein by reference to Exhibit 3.1 of the Registrant's Form 10-KSB for the year ended February 28, 1993.)

 3.2 Articles of Merger, amending the Registrant's Articles of Incorporation. (Incorporated herein by reference to Exhibit 3.2 of the Registrant's Form 10-KSB for the year ended February 28, 1993.)

 3.3        Bylaws of the Company. (Incorporated herein by reference to Exhibit
            3.3 of the Registrant's Form 10-KSB for the year ended February 28, 1993.)

 10.1 1991 Stock Plan of the Company. (Incorporated herein by reference to Exhibit 10.1 of the Registrant's Form 10-KSB for the year ended February 28, 1993.)

 10.2 1994 Stock Plan of the Company. (Incorporated herein by reference to Exhibit 99 of the Registrant's Form S-8 Registration no. 33-76718, dated March 18. 1994.)

 10.3 Agreement for the transfer of the claims from Biomyne North Company. (Incorporated herein by reference to Exhibit 10.2 of the Registrant's Form 10-KSB for the year ended February 28, 1993.)

 10.4 Exploration License and Option to Lease Agreement for five patented lode claims known as the Taylor claims. (Incorporated herein by reference to

            Exhibit 10.3 of the Registrant's Form 10-KSB for the year ended February 28, 1993.)

  10.5 License agreement for the technology with Biomyne Technology Company. (Incorporated herein by reference to Exhibit 10.5 of the Registrant's Form 10-KSB for the year ended February 28, 1993.)

  10.6 Exploration license and option to purchase agreement for forty three patented and thirteen unpatented lode mining claims, collectively known as the Vienna Property. (Incorporated herein by reference to Exhibit 10.8 of the Registrant's Form 10-QSB for the quarter ended November 30, 1994.)

  10.8 Promissory Note Agreement with Mr. S. Allan Kline, Dated August 11, 1995. (Incorporated herein by reference to Exhibit 10.10 of the Registrant's Form 10-KSB for the year ended February 28, 1995.)

  10.9 Employment Agreement with Mr. Theodore J. Georgelas, Dated January 15, 1996 (filed herewith).

  10.10 Stock Purchase and Exchange Agreement with Global Communications Group, Inc., Dated April 19, 1996 (filed herewith).

  10.11 Amendment No. 1 to the Stock Purchase and Exchange Agreement with Global Communications Group, Inc. (filed herewith).

  10.12     Debt Repayment Agreement (filed herewith).

  24.1      Consent of Stark Tinter & Associates (filed herewith.)

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           AURTEX, INC.



Date: June 19, 1996
                                           _______________________________
                                           Theodore J. Georgelas
                                           President, CEO and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



Date: June 19, 1996
                                           _______________________________
                                           S. Allan Kline, Director


Date: June 19, 1996
                                           _______________________________
                                           Jeff L. Shear, Director


Date: June 19, 1996
                                           _______________________________
                                           Roger Hedin, Director

                                 Aurtex, Inc.
                                 Exhibit Index


Exhibit
Number   Description                                               Page
- -------  ------------------------------------------------------    ----

10.9       Employment Agreement with Mr. Theodore J. Georgelas,
           Dated January 15, 1996.                                  41

10.10      Stock Purchase and Exchange Agreement with Global
           Communications Group, Inc.,  Dated April 19, 1996.       47

10.11      Amendment No. 1 to the Stock Purchase and Exchange
           Agreement with Global Communications Group, Inc.         87

10.12      Debt Repayment Schedule                                  90

24.1       Consent of Stark Tinter & Associates                     92