Form 10QSB
period 1996-05-31
AURTEX INC
filed 1996-07-29
CIK 741012

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549


                                  FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934


                       For the Quarter Ended May 31, 1996


                        Commission File Number  0-22382


                          SECTOR COMMUNICATIONS, INC.
                 (Name of small business issuer in its charter)


            Nevada                                        56-1051491
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


               7601 Lewinsville Road, Suite 250, McLean, VA 22102
                     Address of principal executive offices


                                 (703) 761-1500
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

As of May 31, 1996 there were outstanding 25,638,540 shares of the Company's Common Stock. As described in Note 4 to the financial statements, effective June 18, 1996, the Company reverse split it's Common Stock 5.909635 shares for each share outstanding on that date and immediately after the reverse stock split issued a stock dividend of 1.25 shares for each post-split share. The impact of these equity transactions on the outstanding number of shares of Common Stock at May 31, 1996 was to reduce that number by approximately 15,877,072 shares to 9,761,468 shares. All amounts per share, numbers of common shares and capital accounts in this Form 10-QSB have not been restated to give retroactive effect to the reverse stock split and stock dividend.

                          SECTOR COMMUNICATIONS, INC.

                             REPORT ON FORM 10-QSB

                               TABLE OF CONTENTS


                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance sheets May 31, 1996 (unaudited)
and February 28, 1996 ......................................................  1

Statements of operations for the three
month periods ended May 31, 1996 and 1995,
and the period from May 19, 1990 (inception)
to May 31, 1996 (unaudited) ................................................  2

Statement of stockholders' equity for the
period from March 19, 1990 (inception) to
February 28, 1995 and the three month period
ended May 31, 1996 (unaudited) .............................................  4

Statements of cash flows for the three month
periods ended May 31, 1996 and 1995, and the
period From May 19, 1990, (inception) to
May 31, 1996 (unaudited) ...................................................  5

Notes to unaudited financial statements ....................................  6

Item 2. Management's Plan of Operations .................................... 11

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K................................... 13

SIGNATURES ................................................................. 13

                                  SECTOR COMMUNICATIONS, INC.

                                        BALANCE SHEET


                                                                         May 31,       February 28,
                                                                          1996            1996
                                                                      ------------    ------------
                                                                       (Unaudited)
                                            ASSETS

Current Assets:
  Cash                                                               $      62,022   $     345,177
  Investments, at cost (Note 3)                                            443,425         443,425
  Note Receivable - Related Party                                                -               -
  Note Receivable                                                                -               -
  Deposits and Prepaid Expenses                                            111,271         119,390
                                                                      ------------    ------------

Total Current Assets                                                       616,718         907,992

Investments, at cost (Note 2)                                              550,000               -
Equipment, Net of Accumulated Depreciation of $ 47,581
  and $ 38,773, respectively                                                53,860          62,668
Capitalized Mining Claim Costs                                           2,240,000       2,240,000
                                                                      ------------    ------------

Total Assets                                                         $   3,460,578   $   3,210,660
                                                                      ============    ============


                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                                   $     182,444   $     185,607
  Due to Stockholders and Affiliated Entities                              100,691         100,047
                                                                      ------------    ------------

Total Current Liabilities                                                  283,135         285,654
                                                                      ------------    ------------

Commitments and Contingencies                                                    -               -

Stockholders' Equity: (Note 4)
  Preferred stock, $.001 per share par value,
    5,000,000 shares authorized, no shares
    issued and outstanding                                                       -               -
  Common stock, $.001 per share par value,
    50,000,000 shares authorized, 25,638,540 and
    23,638,540 shares issued and outstanding, respectively                  25,639          23,639
  Additional Paid in Capital                                            12,985,952      12,487,952
  Accumulated Deficit                                                   (9,834,148)     (9,586,585)
                                                                      ------------    ------------

Total Stockholders' Equity                                               3,177,443       2,925,006
                                                                      ------------    ------------

Total Liabilities and Stockholders' Equity                           $   3,460,578   $   3,210,660
                                                                      ============    ============






      The Accompanying Notes are an Integral Part of These Financial Statements.

                          SECTOR COMMUNICATIONS, INC.

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

           FOR THE THREE MONTHS ENDED MAY 31, 1996 AND 1995, AND THE CUMULATIVE PERIOD FROM INCEPTION, MARCH 19, 1990 TO MAY 31, 1996

                                                                                                              Cumulative
                                                                                                                 From
                                                                        Three             Three             March 19, 1990
                                                                     Months Ended       Months Ended           Date of
                                                                     May 31, 1996       May 31, 1995           Inception
                                                                     ------------       ------------        --------------
        Aurtex Gold Assay System Development Costs                 $          -       $    147,520        $       2,239,093
        Gold Exploration Costs                                            18,097           162,249                3,154,175
        General and Administrative Costs                                 235,762           385,176                4,563,901
                                                                     ------------       -----------          ---------------


        Total Operating Costs                                            253,859           694,945                9,957,169

        Equity in Loss of Pangold S.A.                                        -                -                     31,595
        Allowance for Possible Writedown of Notes Receivable                  -                                     333,898
        Interest Expense, related parties                                    643               936                   93,047
        Interest and Other Income                                         (6,939)          (23,989)                (306,541)
        Gain on the Sale of Marketable Securities                             -                 -                  (275,020)
                                                                     ------------       -----------          ---------------
        Net Loss                                                   $    (247,563)    $    (671,892)       $      (9,834,148)
                                                                     ============       ===========          ===============
        Net Loss per Share                                         $       (0.01)      $     (0.03)        $          (0.77)
                                                                     ============       ===========          ===============
        Weighted Average Common Shares Outstanding                    24,143,941        19,715,151               12,732,403
                                                                     ============       ===========          ===============



  The Accompanying Notes are an Integral Part of These Financial Statements.

                          SECTOR COMMUNICATIONS, INC.

                      STATEMENTS OF STOCKHOLDERS' EQUITY

               FOR THE THREE MONTHS ENDED MAY 31, 1996, AND THE
     CUMULATIVE PERIOD FROM INCEPTION, MARCH 19, 1990 TO FEBRUARY 29, 1996

                                                                                                            Additional
                                                                     Common Stock                             Paid In
                                                                        Shares            Amount              Capital
                                                                     ------------      ------------         ------------
        Issuance of common stock on March 19, 1990.                     2,000,000      $    2,000      $             (1000)

        Merger with Adcom Systems, Inc. on December
           4, 1992 accounted for as a recapitalization,
           effective March 19, 1990, inception.                           411,780             412                  (84,691)

        Issuance of Preferred Stock in connection
          with the transfer mining claims on August
          9, 1991, and converted to common stock
          simulantaneous with the merger with
          Adcom Systems, Inc. on December 4, 1992.                      8,010,000           8,010                   (7,260)

        Sale of Preferred Stock in private offering
          between January 1 and February 14, 1992,
          and converted to common stock simultaneous
          with the merger with Adcom Systems, Inc.                        187,870             188                  563,420

        Sale of 327,000 Series C Warrants on
          January 1, 1992.                                                                                           3,270

        Sale of Preferred Stock in private offering
          between March 1 and September 23, 1992,
          and converted to common stock simultaneous
          with the merger with Adcom Systems, Inc.                        516,343             516                1,548,514

        Sale of 522,000 Series B Warrants and 3,342,000
          Series C Warrants between June 12 and
          September 16, 1992.                                                                                       38,640

        Common stock to be issued in connection
          with the merger of Adcom Systems, Inc.                          749,995             750                   19,500

        Sale of common stock in a private offering
          between June 15 and August 31, 1993.                          2,191,600           2,192              4,381,008.4

        Exercise of Stock Options between
           April 30, 1993 and January 31, 1994.                           605,000             605                   29,645

        Exercise of Series B Warrants and Series C
          Warrants between May 13, 1993 and
          February 28, 1994.                                            1,223,281           1,223                1,652,038

        Conversion of accrued salaries to common
          stock on June 30, 1993.                                          62,500              63                  124,938

        Receipt of stock subscription

        Series C Warrants issued to two directors
          on November 1, 1993                                                                                       43,500

        Sale of common stock in a private financing
          between May 10 and July 15, 1994.                             1,831,623           1,832                3,266,588

        Stock issued for services in connection with a
          private financing in June 1994                                   42,857              43                      (43)

        Exercise of Warrants In June of 1994                              739,691             740                  738,951

        Exercise of Stock Options In August and
           December of 1994                                             1,090,000           1,090                   53,410

        Other                                                              20,000              20                      (20)

        Stock issued to an officer as compensation                        200,000             200                   20,800

        Stock Issued to Baga as up-front
          placement fee                                                 3,000,000           3,000                   (3,000)

        Exercise of stock options on
          date and date                                                   300,000             300                   14,700

        Sale of common stock in a private financing                       456,000             456                   85,044

        Net loss, Inception to February 29, 1996
                                                                     ------------        --------          ---------------
        Balances at February 29, 1996                                  23,638,540          23,639               12,487,952

        Sale of common stock in a private financing                     2,000,000           2,000                  498,000

        Net loss
                                                                     ------------        --------          ---------------
        Balances at May 31, 1996 (Unaudited)                           25,638,540      $   25,639    $          12,985,952
                                                                     ============        ========          ===============

                                                                                                    Stock
                                                                             Accumulated         Subscriptions
                                                                               Deficit            Receivable        Total
                                                                            ------------         ------------    ------------
        Issuance of common stock on March 19, 1990.                       $                    $               $        1,000

        Merger with Adcom Systems, Inc. on December
           4, 1992 accounted for as a recapitalization,
           effective March 19, 1990, inception.                                                                       (84,279)

        Issuance of Preferred Stock in connection
          with the transfer mining claims on August
          9, 1991, and converted to common stock
          simulantaneous with the merger with
          Adcom Systems, Inc. on December 4, 1992.                                                                        750

        Sale of Preferred Stock in private offering
          between January 1 and February 14, 1992,
          and converted to common stock simultaneous
          with the merger with Adcom Systems, Inc.                                                                    563,608

        Sale of 327,000 Series C Warrants on
          January 1, 1992.                                                                                              3,270

        Sale of Preferred Stock in private offering
          between March 1 and September 23, 1992,
          and converted to common stock simultaneous
          with the merger with Adcom Systems, Inc.                                                                  1,549,030

        Sale of 522,000 Series B Warrants and 3,342,000
          Series C Warrants between June 12 and
          September 16, 1992.                                                                                          38,640

        Common stock to be issued in connection
          with the merger of Adcom Systems, Inc.                                                  (20,250)                 (0)

        Sale of common stock in a private offering
          between June 15 and August 31, 1993.                                                                      4,383,200

        Exercise of Stock Options between
           April 30, 1993 and January 31, 1994.                                                                        30,250

        Exercise of Series B Warrants and Series C
          Warrants between May 13, 1993 and
          February 28, 1994.                                                                                        1,653,261

        Conversion of accrued salaries to common
          stock on June 30, 1993.                                                                                     125,000

        Receipt of stock subscription                                                              20,250              20,250

        Series C Warrants issued to two directors
          on November 1, 1993                                                                                          43,500

        Sale of common stock in a private financing
          between May 10 and July 15, 1994.                                                                         3,268,420

        Stock issued for services in connection with a
          private financing in June 1994                                                                                    0

        Exercise of Warrants In June of 1994                                                                          739,691

        Exercise of Stock Options In August and
           December of 1994                                                                                            54,500

        Other                                                                                                               0

        Stock issued to an officer as compensation                                                                     21,000

        Stock Issued to Baga as up-front
          placement fee                                                                                                     0

        Exercise of stock options on
          date and date                                                                                                15,000

        Sale of common stock in a private financing                                                                    85,500

        Net loss, Inception to February 29, 1996                               (9,586,585)                         (9,586,585)
                                                                            --------------       ------------    --------------
        Balances at February 29, 1996                                          (9,586,585)               0          2,925,006

        Sale of common stock in a private financing                                                                   500,000

        Net loss                                                                 (247,563)                           (247,563)
                                                                            --------------       ------------    --------------
        Balances at May 31, 1996 (Unaudited)                              $    (9,834,148)     $         0     $    3,177,443
                                                                            ==============       ============    ==============

  The Accompanying Notes are an Integral Part of These Financial Statements.

                          SECTOR COMMUNICATIONS, INC.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

           FOR THE THREE MONTHS ENDED MAY 31, 1996 AND 1995, AND THE CUMULATIVE PERIOD FROM INCEPTION, MARCH 19, 1990 TO MAY 31, 1996


                                                                                                               Cumulative
                                                                                                                 From
                                                                                Three           Three       March 19, 1990
                                                                             Months Ended    Months Ended       Date of
                                                                             May 31, 1996    May 31, 1995      Inception
                                                                             ------------    ------------    ------------

 Cash Flows From Operating Activities:
    Net Loss                                                                $  (247,563)     $  (671,892)    $  (9,834,148)
    Adjustments to Reconcile Net Loss to
      Cash Flow Used In Operations:
      Depreciation                                                                8,808           13,903           117,508
      Gain on the Sale of Marketable Securities                                                                   (275,020)
      Loss on the Disposal of Equipment                                                                             65,699
      Allowance for Uncollectable Notes Receivable                                                                 333,898
      Accrued Interest Income on Restricted Marketable
        Securities, Treasury Bills and Notes Receivable                                          (14,789)          (76,742)
      Equity in Loss of Pangold S.A.                                                                                31,595
      Write Down of Prior Years Mining Claim Costs                                                                 913,027
      Compensation Portion of Restricted Stock and Warrant Grants                                                   64,500
      Decrease (Increase) in Deposits and Prepaid Expenses                        8,119           (9,455)         (117,271)
      Increase (Decrease) in Accounts Payable                                    (3,162)          15,548           (73,368)
      Increase in Due to Shareholder and Affliated Entities                         643               81           143,748
                                                                            -----------      -----------     -------------
 Cash Flows Used In Operating Activities                                       (233,155)        (666,604)       (8,706,574)
                                                                            -----------      -----------     -------------
 Cash Flows From Investing Activities:
      Redemption (Purchase) of Treasury Bill                                          -                -                 0
      Increase in Capitalized Mining Claim Costs                                      -                -        (2,634,810)
      Loan to Combined Metals Reduction Company                                                                   (125,000)
      Purchase of Equipment                                                           -                -          (281,567)
      Proceeds from the Disposal of Equipment                                                                       44,500
      Investment in Pangold S.A.                                                      -         (175,000)         (700,000)
      Proceeds from the Sale of Marketable Securities                                                              500,000
      Investment in dbe Software, Inc. (Note 2)                                 (50,000)                           (50,000)
      Investment in HIS Technologies, AG (Note 2)                              (500,000)                          (500,000)
      Purchase of Adcom Systems, Inc.                                                 -                -           (84,279)
                                                                            -----------      -----------     -------------
 Cash Flows Used In Investing Activities                                       (550,000)        (175,000)       (3,831,156)
                                                                            -----------      -----------     -------------
 Cash Flows From Financing Activities:
      Proceeds From Notes Payable - Stockholder                                       -                -           781,767
      Repayment of Notes Payable - Stockholder                                        -                -           (25,000)
      Increase of Notes Receivable - Related Parties                                  -                -          (705,000)
      Repayment of Notes Receivble - Stockholder                                      -                -           532,365
      Proceeds From the Sale of Common Stock, Net                               500,000                -         9,460,758
      Proceeds From the Sale of Series B and Series C Warrants                        -                -            41,910
      Proceeds From the Exercise of Series B Warrants                                 -                -         1,433,264
      Proceeds From the Exercise of Series C Warrants                                 -                -           539,997
      Proceeds From the Exercise of Options                                           -                -            99,750
      Receipt of Stock Subscription                                                   -                -           439,941
                                                                            -----------      -----------     -------------
 Cash Flows (Used In) Provided By Financing Activities                          500,000                0        12,599,752
                                                                            -----------      -----------     -------------
 (Decrease) Increase in Cash                                                   (283,155)        (841,604)           62,022
 Cash, Beginning of Period                                                      345,177        1,485,239                 0
                                                                            -----------      -----------     -------------
 Cash, End of Period                                                        $    62,022      $   643,635     $      62,022
                                                                            ===========      ===========     =============

                                 (Continued)

                          SECTOR COMMUNICATIONS, INC.

                                  (Unaudited)

           FOR THE THREE MONTHS ENDED MAY 31, 1996 AND 1995, AND THE CUMULATIVE PERIOD FROM INCEPTION, MARCH 19, 1990 TO MAY 31, 1996


                                                                                                     Cumulative
                                                                                                        From
                                                                       Three           Three       March 19, 1990
                                                                    Months Ended    Months Ended       Date of
                                                                    May 31, 1996    May 31, 1995      Inception
                                                                    ------------    ------------    ------------

        Supplemental Cash Flow Information:

        Noncash financing activities involving
        the assumption of liabilities and issuance of capital stock in connection with the transfer of the mining claims as follows:

          Issuance of capital stock                                                                 $        750

          Assumption of liabilities                                                                      517,467
                                                                                                    ------------

          Capitalized mining claim costs                                                                 518,217
                                                                                                    ============


        Receipt of marketable securities in connection
        with the sale of 250,000 units                                                              $    750,000


        Transfer of marketable securities to stockholder in
        satisfaction of a note payable                                                                  (750,000)
                                                                                                    ------------

                                                                                                    $          0
                                                                                                    ============


        Issuance of capital stock in exchange for a
        reduction in the amount due to a stockholder                                                $    140,000
                                                                                                    ============


        Issuance of common stock in receipt of
        notes receivable                                                                            $     20,250
                                                                                                    ============


        Issuance of 62,500 shares of common stock in
        exchange for a reduction in the amount due
        to individual stockholders.                                                                 $    125,000
                                                                                                    ============


        Cash paid for interest                                      $        0      $        0      $      5,324
                                                                    ============    ============    ============













The Accompanying Notes are an Integral Part of These Financial Statements.

                          SECTOR COMMUNICATIONS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                                  May 31, 1996

Note 1:  Summary of Significant Accounting Policies

Basis of Presentation
- ---------------------

The balance sheet of Sector Communications, Inc. (the "Company") as of May 31, 1996; and the related statements of operations and cash flows for the three month periods ended May 31, 1996 and 1995, and for the period from May 19, 1990 (inception) to May 31, 1996; and the statement of stockholders' equity for the three month period ended May 31, 1996 are unaudited. In the opinion of management of the Company, all adjustments necessary for a fair presentation of such financial statements have been included.

The February 29, 1996 balance sheet was derived from the audited financial statements. The unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading.

The financial statements should be read in conjunction with the audited financial statements and notes included in the Company's February 29, 1996 annual report filed on Form 10-KSB.

Change in Name of the Company
- -----------------------------

Effective June 18, 1996, the name of the Company was changed from Aurtex, Inc. to Sector Communications, Inc. and its trading symbol on the SmallCap tier of the Nasdaq Stock Market was changed to SECT.

Approval of the amendment to the Company's Amended and Restated Articles of Incorporation to change the name was obtained by written consents in lieu of a meeting, dated May 15, 1996, by the holders of a majority of the voting power of the outstanding shares of the Company's Common Stock.

                          SECTOR COMMUNICATIONS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                                  May 31, 1996

Note 2:  Acquisitions

Global Communications Group, Inc.
- ---------------------------------

On June 18, 1996, the Company acquired 100% of the capital stock of Global Communications Group, Inc. ("Global") pursuant to a Stock Purchase and Exchange Agreement (the "Agreement") between the Company and the holders of all the capital stock of Global Communications Group, Inc. (the "Global Stockholders") in exchange for the issuance by the Company of an aggregate of 17,000,000 shares of its post-split common stock to the Global Stockholders. As a result of the completion of this acquisition, a change in the control of the Company occurred and the Global Stockholders acquired the beneficial ownership of approximately 57% of the issued and outstanding shares of Company's common stock.

Immediately prior to closing of the Agreement, the Company took the following actions:

(a) The Company amended its Amended and Restated Articles of Incorporation to make effective a one for 5.909635 reverse split of the shares of Company common stock issued and outstanding as described further in Note 4;

(b) The Company amended its Amended and Restated Articles of Incorporation to change the name of the Company from Aurtex, Inc. to Sector Communications, Inc.

(c) The Company declared a stock dividend of 1.25 shares of Company common stock for each post-split share of Company common stock as described further in Note 4.

dbe Software, Inc.
- ------------------

On June 17, 1996, the Company entered into a Definitive Investment and Option to Merge Agreement (the "Agreement") with dbe Software, Inc. ("DBE") for the acquisition of up to 100% of DBE.

The Agreement provides for the Company to acquire up to 100% of the outstanding capital stock of DBE in two stages. The first stage provides that the Company purchase previously unissued capital stock of DBE representing a 20% capital stock interest for $1,500,000 (the "Investment"). During May, June and July 1996, the Company invested $500,000 of this amount and, as required by the Agreement, plans to provide the remaining $1,000,000 on August 17, 1996.

                          SECTOR COMMUNICATIONS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                                  May 31, 1996

Note 2:  Acquisitions(continued)

Should the Company not provide DBE with the full amount of the Investment on or before August 17, 1996, the Agreement will be terminated and any amounts provided to DBE shall be converted into an unsecured promissory note bearing interest at 6% per annum, with all prinicpal and accrued interest due and payable on April 30, 2001.

Upon full payment of the Investment, the Company will receive an option to acquire, by merger, the remaining 80% of the outstanding capital stock directly from the DBE shareholders beginning upon full payment of the Investment, anticipated to be August 17, 1996 and ending on August 17, 1997. The consideration paid in the merger of the remaining 80% interest will be an aggregate of $10,600,000. Each of the individual DBE shareholders, subject to certain conditions, shall have the right to receive in lieu of a cash payment, their portion of the purchase price in Company common stock.

The Agreement also provides for a contingent payment of unregistered Company common stock to be made to the DBE shareholders based on certain percentages and achieved levels of sales for a one year period, beginning on the first day of the second quarter following the date of closing of the second stage.

HIS Technologies AG
- -------------------

On April 18, 1996 the Company entered into a Letter of Intent for the acquisition of up to 80% of the capital interest in HIS Technologies AG ("Histech"), and on May 27, 1996 entered into a Memorandum of Understanding ("MOU") with Histech in order to clarify certain matters to be contained in a Definitive Agreement. The Company and Histech are in the process of preparing a definitive agreement, but have not yet executed one.

The Company is accounting for this investment in DBE and Histech using the cost method.

Note 3:  Investment

Subsequent to May 31, 1996, the Company sold a total of 691,845 shares of Northfield Minerals, Inc. common stock it held to a stockholder of the Company for $650,000 in two separate transactions. The market value of the remaining 921,272 shares of restricted Northfield common stock held by the Company has a market value on July 23, 1996 of approximately $1,275,000 based on the quoted bid price on the Toronto Stock Exchange.

                          SECTOR COMMUNICATIONS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                                  May 31, 1996

Note 4:  Stockholders' Equity

Common Stock
- ------------

During May 1996, the Company, in an offshore private financing, issued 761,468 shares of Company Common Stock (2,000,000 pre-split/dividend) for a net sales price of $500,000. The proceeds of this financing were used to fund the Company's initial investment in Histech described in Note 2.

On July 12, 1996, the Company sold an additional 222,222 shares of its post-split/dividend common stock, in an offshore private financing to a current shareholder of the Company, for net sales proceeds of $250,000.

Reverse Stock Split and Stock Dividend
- ---------------------------------------

On May 15, 1996, the Board of Directors of the Company adopted a resolution authorizing amendments to the Company's Amended and Restated Articles of Incorporation approving a reverse split of the Company's outstanding Common Stock, par value $0.001 per share on the basis of one new share of common stock of the Company for each 5.909635 shares of presently outstanding Common Stock. The Amendment was approved by written consent, dated May 15, 1996, of the holders of approximately 52% of the outstanding shares of the Company's common stock.

Also on May 15, 1996, the Board of Directors of the Company adopted a resolution approving a stock dividend of the Company's common stock on the basis of 1.25 shares of common stock of the Company for one shares of outstanding common stock immediately after the reverse stock split described above.

Effective June 18, 1996, the Company reverse split it's common stock one share for every 5.909635 currently outstanding shares and issued a stock dividend of
1.25 shares of post reverse split common stock for each share of common stock outstanding immediately after the reverse stock split but prior to the issuance of shares of common stock to the shareholders of Global described in Note 2, and the grant of unregistered stock to certain of the Company's officers, directors and employees. The effect on the Company's capital structure of these transactions is shown in the table below. The par value of the Company's common stock and the authorized number of shares were not changed.

                          SECTOR COMMUNICATIONS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                                  May 31, 1996

Note 4:  Stockholders' Equity (continued)

The impact of the above transactions on the number of shares of common stock outstanding is as follows:


Shares of common stock issued and outstanding
  on February 29, 1996                                  23,638,540

Issuance of additional shares in a Regulation S
  offering in May 1996                                   2,000,000
                                                       -----------

Outstanding shares of common stock at May 31, 1996      25,638,540

Impact on outstanding shares of reverse stock split    (21,300,110)

Impact of stock dividend                                 5,423,038
                                                       -----------

Shares of outstanding common stock at May 31, 1996
 retroactively adjusted for the reverse stock split
 and stock dividend                                      9,761,468

Issuance to Global Communications Group, Inc.
  stockholders effective June 18, 1996                  17,000,000

Issuance to officers and employees under employment
 agreements                                                800,000

Issuance to directors                                      333,336
                                                       -----------

Shares of common stock issued and outstanding
  on June 18, 1996                                      27,894,804
                                                       ===========

Warrants
- --------

Effective June 18, 1996, all outstanding warrants to acquire Common Stock were adjusted to entitle the holders thereof to purchase proportionately fewer shares of Company common stock at the proportionately higher exercise price of $0.79 per share.

Note 5:  Stock Option Plans

At May 31, 1996, the Company had no options outstanding.

Effective June 18, 1996, the Company granted options for the purchase of 150,000 shares of post split common stock at $1.125 per share, the closing bid price on that day, under the Company's 1994 Stock Plan to each of two employees. Both these options vested for the purchase of 50,000 shares on June 17, 1996, with the remaining shares vesting 50,000 shares on each of June 17, 1997 and June 17, 1998.

Item 6. Management's Plan of Operations

During 1996, the Company changed its corporate strategy and focus and decided to concentrate its energies and efforts on building the Company into an international telecommunications and software company through the acquisition of already existing companies and products, and begin its transition from that of being a gold exploration company.

On July 18, 1996, the Company acquired 100% of the capital stock interest of Global Communications Group, Inc. ("Global") and as a part of this acquisition acquired an option to purchase the assets and liabilities of Global Communications Technologies, Inc. for one dollar. Following the acquisition of Global, the Company began integrating the operations of Global into those of the Company and establishing plans for expanding Global's operations to additional customers along the previously laid fiber cable and to other areas in the Republic of Bulgaria.

Global has experienced periods when its service was disconnected due to what management believes to be arbitrary and illegal acts of individuals connected with the Bulgarian Telephone Company (the "BTC"). The State Prosecutors office in Sofia, Bulgaria has supported the Company's position in these matters and issued orders for the BTC to restore Global's operations. As of July 24, 1996, Global's operations have again been subjected to such arbitrary and illegal suspension by these individuals connected with the BTC. The Company expects that service will be reinstated shortly.

The Company has entered into a definitive agreement with DBE  as described in
Note 2 to the financial statements. The Company has entered into a Letter of Intent and Memorandum of Understanding with Histech. The Company and Histech have not yet have entered into, but is in the process of finalizing a definitive agreement.

The Company also plans to continue expending significant efforts to locate additional acquisitions and strategic partners.

The Company intends to fund the expansion of Global and the purchase of the equity interests in Histech and DBE by raising additional equity capital. The Company has a verbal commitment, from an offshore investment group, of which a shareholder of Global is a part, for $5,500,000 of which the Company has received $750,000. The Company is also negotiating with other sources in its efforts to obtain funding.

The Company's capital requirements under its agreements with Histech and DBE require the Company to provide these companies with a total of $3,000,000 through August 1996, of which $1,000,000 has already been provided. Upon completion of these initial capital investments the Company will own 30% and 20% capital stock interests in Histech and DBE, respectively.

Liquidity
- ---------

As described above, the Company has received a private placement equity commitment for $5,500,000 from an offshore investment group, of which includes a shareholder of Global with $750,000 received by the Company. The Company believes that with the proceeds from this commitment and/or other sources of equity financing and its current assets, primarily 921,272 shares of Northfield Minerals, Inc. common stock it will be able to meet its investment commitments and maintain its current and planned operations for at least the next twelve months, including the exploration of its Ketchum and Vienna projects described below. Should the Company's plans change, it will need to raise additional funds for the acquisition of existing companies or products, expand Global's telecommunications network, and/or for working capital. The Company will attempt to raise capital as necessary, however no assurance can be given that the necessary financing will be available, or if available, that such financing can be secured on terms acceptable to the Company. If the Company cannot raise the necessary financing, the Company will sell additional shares of Northfield common stock it holds to the extent it is able to sell such shares. If adequate funding is not available to the Company, it may be required to curtail its business activities accordingly, cease certain operations or expansion plans, sell certain equity investments, seek out strategic partners or attempt to be acquired.

Gold Exploration Activities
- ---------------------------

The Company is conducting exploration activities on its Vienna Property and Ketchum Property.

Vienna Property - Gold exploration activities at the Vienna Property during the
- ---------------
1996 exploration season will included exploration drilling in the Webfoot zone area of known mineralization. The Company has engaged the services of Lodestone Group of Englewood, Colorado to direct a gold exploration surface drilling program to test the Webfoot vein system. Lodestone has completed drilling one of three scheduled exploration holes and is waiting for the assay results.

The Webfoot zone is the best known of the three large mineralized zones on the property. On that basis and the results of the drilling program the Company will decide whether to pay approximately $290,000 by August 31, 1996 to extend the Exploration License and Option to Purchase Agreement for an additional three year feasibility period. The Company has the right at the end of the feasibility period to purchase the property for a payment of $3,500,000 on or before April 15, 1999.

The Company does not have a proven or probable reserve at its Vienna project. Furthermore, there can be no assurances that the these claims may actually host an economically minable gold deposit, or that the necessary funding to begin production could be obtained.

Ketchum Project - The Company has engaged the services of Agricola Metals
- ---------------
Company, a principal of which is a shareholder of the Company, to direct a gold exploration drilling program which is scheduled to begin in late July, 1996 with the results available in late August.

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


                                    PART II

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               Exhibit
               Number    Description
               ------    ----------------------------------------
                10.1     Amendment No. 2 to the Global Communications
                         Group, Inc. Stock Purchase and Exchange
                         Agreement

               10.2      DBE Definitive Investment and Option to
                         Merger Agreement

          (b)  Reports on Form 8-K:

          On July 3, 1996, an Item 1 and 2 Form 8-K was filed by the Company related to the acquisition of 100% of the outstanding capital stock of Global Communications Group, Inc. by the Company.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


July 22, 1996                             /s/ Theodore Georgelas
                                         ------------------------
                                         Theodore Georgelas
                                         President and Chief
                                         Executive Officer

                          Sector Communications, Inc.
                                 Exhibit Index


Exhibit
Number     Description                                     Page
- ---------  ----------------------------------------------  ----

10.1       Amendment No. 2 to the Stock Purchase and
           Exchange Agreement with Global Communications
           Group, Inc.                                       15

10.2       DBE Definitive Investment and Option to Merger
           Agreement                                         17