Form 10QSB/A
period 1996-05-31
AURTEX INC
filed 1996-10-01
CIK 741012

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549


                                 FORM 10-QSB/A

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

                                (703) 761-1500
                           Issuer's Telephone Number

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x    No
                                       -----    -----

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

         (a)  Exhibits:

              Exhibit
              Number      Description
              -------     ----------------------------------------------

                10.1 Amendment No. 2 to the Global Communications Group, Inc. Stock Purchase and Exchange
                          Agreement

                10.2      DBE Definitive Investment and Option to
                          Merger Agreement

                27        Financial Data Schedule

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


September 25, 1996
                                               --------------------------------
                                               Theodore Georgelas
                                               President and
                                               Chief Executive Officer