Form 10QSB
period 1996-08-31
AURTEX INC
filed 1996-11-19
CIK 741012

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549


                                  FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934


                     For the Quarter Ended August 31, 1996


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

As of August 31, 1996 there were outstanding 34,001,353 shares of the Company's common stock. As described in Note 8 to the financial statements, effective June 18, 1996, the Company reverse split its common stock 5.909635 shares for each share outstanding on that date and immediately after the reverse stock split issued a stock dividend of 1.25 shares for each post-split share. The impact of these equity transactions reduced the number of outstanding shares of common stock by approximately 15,877,072 shares to 9,761,468 shares. All amounts per share, number of common shares and capital accounts in this Form 10-QSB have been restated to give retroactive effect to the reverse stock split and stock dividend.

                          SECTOR COMMUNICATIONS, INC.

                             REPORT ON FORM 10-QSB

                               TABLE OF CONTENTS


                                                                        Page
                                                                        ----

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Condensed consolidated balance sheets
August 31, 1996, February 29, 1996 and
December 31, 1995 ......................................................  1

Condensed consolidated statements of
operations for the three and six month
periods ended August 31,1996 and 1995 ..................................  2

Condensed consolidated statement of
stockholders' equity for the two months
ended February 29, 1996 and the six month
period ended August 31, 1996 ...........................................  3

Condensed consolidated statement of cash
flows for the six month period ended
August 31, 1996 ........................................................  4

Notes to condensed consolidated financial statements ...................  5

Item 2. Management's Discussion and Analysis ........................... 19

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders ........... 27

Item 5.  Other Information ............................................. 28

Item 6.  Exhibits and Reports on Form 8-K............................... 29

SIGNATURES ............................................................. 30

                          SECTOR COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                         August 31    February 29   December 31
                                            1996          1996          1995
                                        ------------  ------------  ------------
                                                      (unaudited)
Current Assets
  Cash                                  $   750,395   $    22,429   $    96,927
  Accounts Receivable, net                  644,619       348,427       214,768
  Related Party Receivables (Note 3)        238,961             -             -
  Notes Receivable (Note 4)                 252,192             -             -
  Prepaid Expenses and Deposits             163,703        23,840           821
                                        -----------   -----------   -----------

Total Current Assets                      2,049,870       394,696       312,516
                                        -----------   -----------   -----------

Fixed Assets                              2,173,045     1,975,797     1,975,798
Accumulated Depreciation                 (  816,333)   (  569,939)   (  507,645)
                                        -----------   -----------   -----------

Net Book Value                            1,356,712     1,405,858     1,468,153
                                        -----------   -----------   -----------

Other Assets
  Investment in DBE (Note 2)                500,000             -             -
  Intangible Assets, net (Note 6)         8,106,184             -             -
  Capitalized Mining Claim Costs          2,240,000             -             -
                                        -----------   -----------   -----------

Total Other Assets                       10,845,184             -             -
                                        -----------   -----------   -----------

Total Assets                            $14,252,766   $ 1,800,554   $ 1,778,669
                                        ===========   ===========   ===========

Current Liabilities
  Accounts Payable                      $ 1,402,624   $   826,382   $   706,304
  Payable - Histech (Note 3)                300,000             -             -
  Short Term Borrowing (Note 7)             114,451             -             -
  Due to Related Parties                     99,423             -             -
                                        -----------   -----------   -----------

Total Current Liabilities                 1,916,498       826,382       706,304
                                        -----------   -----------   -----------

Rent Deposit                                 12,248             -             -
Loan Payable (Note 8)                     3,941,106     3,774,426     3,718,728
                                        -----------   -----------   -----------

Total Liabilities                         5,869,852     4,600,808     4,425,032
                                        -----------   -----------   -----------

Commitments and Contingencies
  (Note 11)                                       -             -             -

Stockholders' Equity: (Note 9)
  Preferred Stock                                 -             -             -
  Common Stock                               34,001           300           300
  Additional Paid In Capital             12,128,523             -             -
  Retained Deficit                       (3,739,570)   (2,581,889)   (2,489,883)
  Cumulative Foreign Currency
    Translation                          (   40,040)   (  218,665)   (  154,780)
                                        -----------   -----------   -----------

Total Stockholders' Equity                8,382,914    (2,800,254)   (2,644,363)
                                        -----------   -----------   -----------

Total Liabilities and Stockholders'
  Equity                                $14,252,766   $ 1,800,554   $ 1,780,669
                                        ===========   ===========   ===========

              The Accompanying Notes are an Integral Part of These
                       Consolidated Financial Statements.

                         SECTOR COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                    Three Months Ended           Six Months Ended
                                 August 31     August 31     August 31     August 31
                                    1996          1995          1996          1995
                                ------------  ------------  ------------  ------------

Telecommunications Revenue      $   104,642    $  533,737   $   582,321    $1,105,002

Cost of Sales:
   Services and Fees                 57,412       559,315       357,579       945,632
   Depreciation                      86,113        86,113       172,226       172,036
                                -----------    ----------   -----------    ----------

Gross Profit (Loss)              (   38,883)  (  111,691)        52,516    (   12,666)

Gold Exploration Costs              239,336             -       239,336             -
Compensation Expense Related
 to Stock Grants (Note 9)           407,916             -       407,916             -
General and Administrative          389,551       222,418       474,339       455,814
                                -----------    ----------   -----------    ----------

Operating Loss                   (1,075,686)  (  334,109)    (1,069,575)  (  468,480)

Interest Expense                 (   84,017)  (   88,637)    (  167,357)  (  178,963)
Interest and Other Income            12,343           664        13,837         1,586
Foreign Exchange Gain                26,606         1,251        64,914         2,587
                                -----------    ----------   -----------    ----------
Net (Loss)                      $(1,120,754)      420,831)  $(1,157,681)      643,270)
                                ===========    ==========   ===========    ==========
Net Loss Per Share              $(     0.04)  $(     0.06)  $(     0.07)  $(     0.07)
                                ===========    ==========   ===========    ==========
Weighted Average Shares          25,159,314     7,506,224    17,134,549     9,192,439
                                ===========    ==========   ===========    ==========

              The Accompanying Notes are an Integral Part of These
                       Consolidated Financial Statements.

                          SECTOR COMMUNICATIONS, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                 Additional                    Cumulative
                                          Common Stock             Paid In     Accumulated     Translation
                                       Shares        Amount        Capital        Deficit      Adjustments      Total
                                   -------------   ----------   ------------   ------------   ------------   ------------
Balance, December 31, 1995                 1,000       $  300   $        -     $( 2,489,883)  $ (  154,780)  $( 2,644,363)
                                   -------------   ----------   ------------   ------------   ------------   ------------
Translation Adjustments                                                                         (   63,885)   (    63,885)

Net Loss                                                                        (    92,006)                  (    92,006)
                                   -------------   ----------   ------------   ------------   ------------   ------------
Balance, February 29, 1996                 1,000          300              -    ( 2,581,889)    (  218,665)   ( 2,800,254)
(Unaudited)

Restatement of stockholders'
equity due to the acquisition
of Global Communications Group,
Inc. (Note 1)                         23,637,540       23,339      3,879,325             -               -      3,902,664
                                   -------------   ----------   ------------   ------------   ------------   ------------
Restated balance,
February 29, 1996 (Unaudited)         23,638,540       23,639      3,879,325    ( 2,851,889)   (   218,665)     1,102,410

Reverse stock split and stock
dividend (Note 9)                    (14,638,540)  (   14,639)        14,639              -              -              -

Common Stock issued in the
acquisition of: (Note 2)

 Global Communications
    Group Inc.                        17,000,000       17,000      (  17,000)             -              -              -

  HIS Technology AG and
  Mountain Software AG                 6,084,285        6,084      7,095,560              -              -      7,101,644

Sale of common stock in an
offshore private placement               983,736          984        749,016              -              -        750,000

Issuance of restricted stock
to certain officers, directors
and employees (Note 9)                   933,332          933        406,983              -             -         407,916

Translation Adjustments                                                                           178,625         178,625

Net Loss                                                                        ( 1,157,681)                 (1 ,1 57,681)
                                   -------------   ----------   ------------   ------------   ------------   ------------
Balance, August 31, 1996              34,001,353   $   34,001   $ 12,128,523   $(3,739,570)   $(    40,040)   $ 8,382,914
(Unaudited)                        =============   ===========  =============  ===========    ============    ===========

              The Accompanying Notes are an Integral Part of These
                       Consolidated Financial Statements.

                          SECTOR COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                           Six Months Ended
                                               August 31
                                                 1996
                                              -----------
Cash Flows From Operating Activities:
Net Loss                                      $(1,157,681)
Adjustments to Reconcile Net Loss to
Net Cash Provided By Operating Activities:
  Depreciation and Amortization                   191,837
  Compensation Portion of Restricted
  Stock Grants (Note 9)                           407,916
  Change in Assets and Liabilities, Net
  of Effect of Acquisitions:
    (Increase) Decrease in Assets
      Accounts Receivable                      (  139,413)
      Prepaid Expenses and Deposits            (   52,170)
    Decrease (Increase) in Liabilities
      Accounts Payable                              4,730
      Accrued Interest on Loan Payable            166,680
      Rent Deposit                                 12,248
                                              -----------

Net Cash Used By Operating Activities          (  565,853)
                                              -----------

Cash Flows From Investing Activities:
  Purchase of Fixed Assets                     (    8,736)
  Proceeds from the Sale of Marketable
    Securities (Note 5)                         1,930,000
  Payment for the Acquisition of Histech       (  400,000)
  Payment for the Acquisition of Sector AG     (   12,000)
  Cash Balances of Histech and Mountain            36,587
  Cash Balance of Sector Received in the
    Reverse Acquisition                            62,022
  Loan Provided to Atcall                      (  252,192)
  Payment for the Investment in DBE            (  450,000)
                                              -----------

Net Cash Provided By Investing Activities         905,681
                                              -----------

Cash Flows From Financing Activities:
  Proceeds from the Sale of Common Stock          250,000
                                              -----------

Net Cash Provided By Financing Activities         250,000
                                              -----------

Effect of Exchange Rate Changes on Cash           138,138
                                              -----------

Net Increase in Cash                              727,966

Cash - February 29, 1996                           22,429
                                              -----------

Cash -August 31, 1996                         $   750,395
                                              ===========
Supplemental Cash Flow Information:
Cash Paid For:
 Interest                                     $       -
                                              ===========
 Taxes                                        $       -
                                              ===========

              The Accompanying Notes are an Integral Part of These
                       Consolidated Financial Statements.

                          SECTOR COMMUNICATIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                AUGUST 31, 1996

NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

On June 18, 1996, Sector Communications, Inc. ("Sector"), formerly Aurtex, Inc., acquired all the outstanding capital stock of Global Communications Group, Inc. ("Global") as described in Note 2. For accounting purposes, this acquisition has been treated as a recapitalization of Sector with Global as the acquirer in a reverse acquisition. Prior to the acquisition of Global, Sector was a development stage enterprise as defined by Statement of Accounting Standards No. 7 "Development Stage Enterprises".

The unaudited condensed consolidated balance sheet as of August 31, 1996 and the condensed consolidated statements of operations for the three and six month periods ended August 31, 1996, and the condensed consolidated statements of stockholders' equity and cash flows for the six months ended August 31, 1996 are those of Sector and its subsidiaries (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated.

The financial statements presented for periods prior to the acquisition of Global, present the financial position and results of operations solely of Global, and do not include the financial position or result of operations of Sector or any of its subsidiaries. As such, the unaudited balance sheet as of February 29, 1996, the audited balance sheet as of December 31, 1995 and the unaudited statements of operations for the three and six month periods ended August 31, 1995 reflect the financial position and results of operations of only Global. The December 31, 1995 balance sheet was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The equity section of the February 29, 1996 balance sheet has been restated, as required by purchase accounting in a reverse acquisition to reflect the par value of Sector's (the legal acquirer) outstanding common stock and the accumulated deficit of Global (the accounting acquirer). The remaining amount, totaling $3,879,325, as shown below, was offset to additional paid in capital.

                          SECTOR COMMUNICATIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                AUGUST 31, 1996

NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                              Additional
                                           Common Stock      Accumulated     Paid In
                                        Shares      Amount     Deficit       Capital        Total
                                     ------------  --------  ------------  ------------  ------------

Global Balance, February 29, 1996           1,000   $   300  $(2,581,889)  $       -     $(2,800,254)
Sector Balance, February 29, 1996      23,638,540    23,639   (9,586,585)   12,487,952     2,925,006
                                       ----------   -------  -----------   -----------   -----------

Difference                             23,637,540    23,339   (7,004,696)   12,487,952     5,287,930
Consolidating Adjustments                   1,000       300    4,422,807    (8,608,627)   (4,185,520)
                                       ----------   -------  -----------   -----------   -----------

Restated Balance, February 29, 1996    23,638,540   $23,639  $(2,581,889)  $ 3,879,325   $ 1,102,410
                                       ==========   =======  ===========   ===========   ===========

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

The financial statements should be read in conjunction with the audited financial statements and notes included in the Company's February 29, 1996 annual report filed on Form 10-KSB, and its Form 8-K, as amended, dated June 18, 1996 and Schedule 14C Information Statement filed with the Commission on July 10, 1996, concerning the acquisition of Global, and the Form 8-K, dated September 18,1996 concerning the acquisition of HIS Technologies AG and Mountain Software AG.

Foreign Currency Translation
----------------------------

In accordance with the provisions of Statement of Accounting Standard No. 52, "Foreign Currency Translations" ("SFAS No. 52") the assets and liabilities of the Company's subsidiaries located outside the United States are generally translated at the rates of exchange in effect at the balance sheet date. Gains and losses resulting from foreign currency transactions are recognized currently in income and those resulting from translation of financial statements, with the exception of entities operating in highly inflationary economies, as Global does in Bulgaria, are accumulated in a separate component of stockholders' equity.
In highly inflationary economies, SFAS No. 52 requires that the use of historical exchange rates to translate nonmonetary items and current exchange rates to translate monetary items. The effect of exchange rate changes is reflected in net loss.

                          SECTOR COMMUNICATIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                AUGUST 31, 1996

NOTE 2:  ACQUISITIONS

During the six months ended August 31, 1996, in addition to the acquisition of 100% of the capital stock of Global, the Company also purchased 100% of the outstanding capital stock of Sector Communications AG ("Sector AG"), effectively acquired 80% of HIS Technologies AG ("Histech")and acquired 100% of Mountain Software AG ("Mountain").

Global Communications Group, Inc.
---------------------------------

On June 18, 1996, the Company acquired 100% of the outstanding common stock of Global Communications Group, Inc. ("Global") in exchange for the issuance of 17,000,000 shares of unregistered Company common stock to the shareholders of Global. As a result of the completion of the share exchange, a change in the control of the Company occurred, the shareholders of Global acquired the beneficial ownership of approximately 57% of the issued and outstanding shares of the Company's common stock. Of the 17,000,000 shares, 8,225,000 were issued in accordance with the provisions of Regulation S of the Securities Act of 1933.

In anticipation of the above acquisition, on June 18, 1996, the Company amended its Amended and Restated Articles of Incorporation to make effective a one for
5.909635 reverse split of the shares of the Company's common stock issued and outstanding, amended its Amended and Restated Articles of Incorporation to change the name of the Company from Aurtex, Inc. to Sector Communications, Inc., and declared a stock dividend of 1.25 shares of Company common stock for each post-split share of Company common stock outstanding.

Sector Communications AG
------------------------

Effective July 31, 1996, the Company acquired 100% of the outstanding capital stock of Sector AG from Murray Services, Ltd. ("Murray") for a cash payment of $12,000. As of acquisition date, Sector AG had no assets or liabilities. Sector AG was acquired to hold the equity interests acquired by the Company of Histech and Mountain.

As of the date of acquisition, Murray beneficially owned 1,000,000 shares of the Company's common stock, representing less than a 5% interest in the Company. These shares were being held at that time for Murray by Telecom Partners Ltd ("Telecom"), and were received by Telecom in connection with the Company's acquisition of Global. Hugo Wyss, a director of Sector AG and Histech, is also a director of Murray.

                          SECTOR COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIALSTATEMENTS
                                  (UNAUDITED)
                                AUGUST 31, 1996

HIS Technologies AG and Mountain Software AG
--------------------------------------------

On August 12, 1996, the Company entered into a Definitive Agreement with Histech, the holders of 100% of the outstanding capital stock of Histech (the "Histech Stockholders"), and Mountain for the purchase, through it's wholly owned subsidiary, Sector AG, of an 80% capital stock interest in Histech, the purchase of 100% of the capital stock of Mountain and for the subsequent merger of Mountain into Histech.

Effective August 23, 1996, Sector AG, acquired 54.45% of the issued and outstanding shares of capital stock of Histech from two Histech Shareholders, Joan Brown and Aledo Services Ltd. and 100% of the issued and outstanding shares of capital stock of Mountain from Simon Brown, the sole shareholder of Mountain, in exchange for the issuance of a total of 4,118,094 shares and 716,191 shares of the Company's common stock, respectively. As provided for in the Agreement, the Company is required to issue an additional 5,728,060 and 996,184 shares of its common stock as purchase price adjustments to the two Histech shareholders and Simon Brown respectively, since the average bid price of the Company's common stock during the last ten trading days of October 1996 was less than $2.25 per share.

As a part of this Agreement, the Company also purchased for cash 3,428 shares of previously unissued Histech capital stock, such shares representing a 25.55% capital stock interest in Histech for a $1,200,000. The final payment of $300,000 for the purchase of this interest was made on September 18, 1996. The Company has accrued as a current liability this final payment and has consolidated Histech as though it owned a full 80% interest at August 31, 1996.

The Company also issued 1,250,000 shares of common stock and a warrant for the purchase of 1,250,000 shares of it's common stock at an exercise price of $0.79 per share, expiring three years from the date of issue, as a fee to KAV Kapitalangleger Verlag-AG ("KAV") for services performed in connection with this transaction. Hugo Wyss a director of Sector AG and the Chairman of the Board of Directors of Histech is also a director of Aledo Services Ltd.

The shares of issued above have not been registered under the Securities Act, but were issued in accordance with Regulation S and bear a legend to such effect. The shares issued to Joan Brown, Aledo Services and Simon Brown bear additional legends limiting their sale or transfer in accordance with the Agreement. These shares become available for sale or transfer on a quarterly basis, with 10% of the total shares issued available for transfer each quarter, beginning in November 1996, until all such shares are freely tradeable.

                          SECTOR COMMUNICATIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                AUGUST 31, 1996

NOTE 2:  ACQUISITIONS (CONTINUED)

The acquisition of Histech and Mountain were accounted for as purchases and the excess of the cost over the fair value of net assets acquired were $6,435,634 and $849,265, respectively. No results of operations of either Histech or Mountain was included in the operations of the Company due to the acquisitions occurring at the end of the Company's reporting period.

No amount is shown in the accompanying financial as minority interest due to Histech's minority interest being a debit balance.

Proforma Disclosure
-------------------

The following table presents, on an unaudited pro forma basis, the combined results of operation of the Company as though the acquisitions of Global, Sector AG, Histech and Mountain were made on March 1, 1996.

                       Net Sales                $   834,732
                       Net Loss                  (  629,097)
                       Net Loss per Share        (     0.02)

The pro forma results of operations do not purport to be indicative of the results that would have been obtained if the combined operations had been conducted during the period presented and is not intended to be a projection of future results which may occur.

dbe Software, Inc.
------------------

On June 17, 1996, the Company entered into a Definitive Investment and Option to Merge Agreement, as amended, with dbe Software, Inc. ("DBE") for the acquisition of up to 100% of DBE.

The agreement provides for the Company to acquire up to 100% of the outstanding capital stock of DBE. The first stage provides that the Company purchase previously unissued equity of DBE representing a 20% capital stock interest for $1,500,000 (the "Investment"), of which $900,000 has been paid during the period May through November 1996. The Company has agreed to invest the remaining amount, $200,000 in November and $400,000 in December of 1996. Should the Company not make the full Investment on the specified dates, DBE has the option to terminate the agreement and convert all amounts previously invested into an unsecured promissory note bearing interest at 6% per annum, with all principal and accrued interest due and payable on April 30, 2001.

                          SECTOR COMMUNICATIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                AUGUST 31, 1996

NOTE 2:  ACQUISITIONS (CONTINUED)

Upon full payment of the Investment, the Company will receive an option to acquire, by merger, the remaining 80% of the outstanding capital stock directly from the DBE shareholders on or before August 17, 1997. The consideration paid in the merger of the remaining 80% interest will be an aggregate of $10,600,000. Each of the individual DBE shareholders, subject to certain conditions, shall have the right to receive in lieu of a cash payment, their portion of the purchase price in Company common stock.

The Company is accounting for it's investment in DBE using the cost method.


NOTE 3:  RELATED PARTY RECEIVABLE

Related party receivables at August 31, 1996 are as follows:

Amounts due from two officers of Histech.  These
cash advances bear no interest and are due on
demand                                                $    69,789

Amount receivable from an individual who was
the former shareholder of Mountain, is an
officer of Histech and a shareholder of the
Company.                                                  169,172

Unsecured promissory note receivable from a
director and shareholder, bearing interest at
8% per annum.  The Company has previously
established a reserve for the full amount of
this note.                                                194,110

Reserve for potential uncollectability                  ( 194,110)
                                                       ----------

Total                                                  $  238,961
                                                       ==========

                          SECTOR COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                AUGUST 31, 1996

NOTE 4:  NOTES RECEIVABLE

Notes receivable at August 31, 1996 are as follows. Both of these notes are currently due and in default.

Promissory note receivable from Atcall, Inc.,
bearing interest at 8% per annum.  This note
is personally guaranteed by the president of
Atcall.  Repayment of this note was demanded
on the note's due date, October 23, 1996. The
Company is currently considering its alternatives
in collecting the outstanding balance.                $   252,192

Unsecured promissory note receivable from
Combined Metals Reduction Company, bearing
interest at 10%. The Company has previously
established a reserve for the full amount of
this note.                                                136,575

Reserve for potential uncollectability                  ( 136,575)
                                                       ----------

Total                                                  $  252,192
                                                       ==========


NOTE 5:   INVESTMENT

During the six months ended August 31, 1996, the Company sold, in several transactions, the remaining 1,671,852 shares of Northfield Minerals Inc. ("NFM") it held to a shareholder of the Company for $1,930,000. This same shareholder acquired common stock from the Company during the six months ended August 31, 1996 as described in Note 9.

Due to the acquisition of Global, as described in Note 2, being accounted for as a reverse acquisition in the accompanying financial statements, the gain on the sale of the NFM common stock of $1,486,575 was accounted for as a purchase price adjustment and a corresponding increase in stockholders' equity.

                          SECTOR COMMUNICATIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                AUGUST 31, 1996

NOTE 6:  INTANGIBLE ASSETS

Intangible assets at August 31, 1996 are as follows:

Intangible assets related to the acquisition
of Histech (Note 2)                                   $ 6,435,634

Intangible assets related to the acquisition
of Mountain (Note 2)                                      849,265

Intellectual property and distribution
rights acquired by Histech prior to its
acquisition by the Company                                821,285
                                                      -----------

Total                                                 $ 8,106,184
                                                      ===========


The intangible asset recorded for intellectual property and distribution rights which were acquired by Histech based on an agreement, as amended, dated May 1, 1996, between Histech and HIS Software AG.

The excess purchase price over the fair value of the net assets acquired of Histech and Mountain will be amortized on a straight line basis over twenty years. Costs related to the acquisition of the intellectual property and distribution rights purchase by Histech are amortized over the shorter of the estimated useful life of five


NOTE 7:  SHORT TERM BORROWING

Histech, a subsidiary of the Company, has a short term line of credit with a Swiss bank for borrowing up to $124,500 (150,000 Swiss francs) at 5.25%, cancelable on 30 days notice. At August 31, 1996, the Company has borrowed $114,451 under this short term agreement.

                          SECTOR COMMUNICATIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                AUGUST 31, 1996

NOTE 8:  LOAN PAYABLE

Financing for the development of Global's telecommunications network and start-up operations was provided by a financing agreement and promissory note between Global and a privately held company (PHC). The note, as amended, provides for a line of credit in the maximum principal sum of $3,200,000, of which $3,181,588 has been drawn at August 31, 1996. The outstanding principal balance bears interest at an adjustable rate equal to two hundred basis points plus the prime rate as reported by the Wall Street Journal. Such rate is adjusted on the first business day each month according to the prime rate prevailing on the last day of the immediately preceding week.

The note provides for payment to PHC of 80% of any and all earnings of Global before interest, depreciation and amortization which shall be applied first to any expense owing to PHC; then to payment of accrued and unpaid interest; and then to payment of principal.

The note is secured by all Global's assets including without limitation: i) all inventory; ii) all accounts, contract rights and general intangibles; iii) all machinery, equipment, fixtures, vehicles, furniture, tools, books and records (including customer lists and computer programs); and iv) an assignment of all rights under certain agreements.

In connection with the acquisition of Global, the Company and PHC have entered into a Debt Repayment Agreement concerning the promissory note between the Company and PHC. This Debt Repayment Agreement provides for the Company to assume and pay in full the debt to PHC, which shall be due and payable in full three years from the closing date of the Stock Purchase Agreement. PHC has agreed that the debt may be repaid in full at any time on or prior to the maturity date by the issuance to PHC of three million shares of unregistered common stock of the Company.

                          SECTOR COMMUNICATIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                AUGUST 31, 1996

NOTE 9:  STOCKHOLDERS' EQUITY

Common Stock
------------

During May 1996, the Company, in an offshore private financing in accordance with Regulation S of the Securities Act of 1933, issued 761,468 shares of Company common stock for a net sales price of $500,000. The proceeds of this financing were used to fund the Company's initial investment in Histech described in Note 2. On July 12, 1996, the Company sold an additional 222,222 shares of its common stock, in an offshore private financing in accordance with Regulation S of the Securities Act of 1933, for net sales proceeds of $250,000. Proceeds totaling $500,000 was received from these offerings from the same shareholder of the Company to which the Company sold its NFM common stock described in Note 3.

Effective June 18, 1996, the Board of Directors approved the issuance of 500,000 shares of unregistered common stock to the Company's President pursuant to his employment agreement, 150,000 shares of unregistered common stock to each of two employees pursuant to employment agreements, and 166,666 shares of unregistered common stock to each of two directors of the Company. All these shares, except those issued to the two employees were fully vested upon issuance. The shares issued to the two employees vest 50,000 shares on the date of grant, and 50,000 shares in April 1997 and 1998.

Subsequent to August 31, 1996, the stock grant for 150,000 shares, including the vested portion, was rescinded by mutual agreement between one of the above employees and the Company, as part of a severance agreement. As such, the impact of these shares is not shown in the accompanying financial statements.

On July 19, 1996, the Board of Directors approved the issuance of 50,000 shares of unregistered common stock to a new director of the Company along with a warrant for the purchase of 300,000 shares.

Reverse Stock Split and Stock Dividend
--------------------------------------

On May 15, 1996, the Board of Directors of the Company adopted a resolution authorizing amendments to the Company's Articles of Incorporation approving a reverse split of the Company's outstanding Common Stock, par value $0.001 per share on the basis of one new share of common stock of the Company for each
5.909635 shares of presently outstanding Common Stock. The Amendment was approved by written consent, dated May 15, 1996, of the holders of approximately 52% of the outstanding shares of the Company's common stock.

                          SECTOR COMMUNICATIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                AUGUST 31, 1996

NOTE 9:  STOCKHOLDERS' EQUITY (CONTINUED)

Also on May 15, 1996, the Board of Directors of the Company adopted a resolution approving a stock dividend of the Company's common stock on the basis of 1.25 shares of common stock of the Company for one shares of outstanding common stock immediately after the reverse stock split described above.

Effective June 18, 1996, the Company reverse split its common stock one share for every 5.909635 currently outstanding shares and issued a stock dividend of
1.25 shares of post reverse split common stock for each share of common stock outstanding immediately after the reverse stock split but prior to the issuance of shares of common stock to the shareholders of Global described in Note 2, and the grant of unregistered stock to certain of the Company's officers, directors and employees. The par value of the Company's common stock and the authorized number of shares were not changed.

Warrants
--------

As of August 31, 1996, the Company has warrants outstanding for the purchase of 3,876,588 shares of common stock. A summary of warrant transactions during the six months ended August 31, 1996 is as follows:

                                      Number
                                    of Shares
                                     Granted    Exercisable      Exercise
                                      Number     August 31         Price
                                   -----------  ------------  --------------

Balance, March 1, 1996              2,421,771     2,421,771       $0.79
Warrant canceled                                  ( 955,183)       0.79
Warrant granted to KAV (Note 2)     1,250,000     1,250,000        0.79
Warrant granted to a director         300,000       100,000   $2.25 to $4.00
                                    ---------     ---------
Balance, August 31, 1996            3,876,588     3,676,588
                                    =========     =========


The warrant granted to a director vests for the purchase of one-third of the shares on the date of grant, with the remaining shares vesting one-third on each of the first and second anniversary dates of the grant. The warrants granted to KAV described in Note 2 were issued in accordance with Regulation S of the Securities Act of 1933.

                          SECTOR COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                AUGUST 31, 1996

NOTE 10:  STOCK OPTION PLANS

At August 31, 1996, the Company has options outstanding for the purchase of 480,000 shares under the 1994 Stock Plan. A summary of option transactions during the six months ended August 31, 1996 is as follows:

                                      Number
                                    of Shares
                                     Granted   Exercisable   Exercise
                                      Number    August 31      Price
                                    ---------  ------------  ---------

Balance, March 1, 1996               150,000       150,000       $1.39
Options canceled                    (150,000)     (150,000)       1.39
Options granted to two employees     300,000       100,000        1.06
Option granted to an employee        180,000        60,000        1.62
                                    --------      --------

Balance, August 31, 1996             480,000       160,000
                                    ========      ========


The options granted during the six months ended August 31, 1996, all vest for the purchase of one-third of the shares on the date of grant, with the remaining shares vesting one-third on each of the first and second anniversary dates of employment.


NOTE 11:  COMMITMENTS AND CONTINGENCIES

Operating Leases
----------------

The Company has entered into several noncancelable operating lease agreements for office space. Some of these agreements contain renewal options and/or defined rent escalation provisions. The minimum lease payments under these lease agreements for each of the next five years ending February 28 are as follows:

         Minimum     Minimum
          Lease      Sublease      Net
         Payments    Payments   Payments
        ----------  ----------  ---------

 1997   $  254,849  $  158,134   $ 96,715
 1998      367,067     251,623    115,444
 1999      374,853     257,269    117,584
 2000      353,363     242,201    111,162
 2001      322,706     212,694    110,012
        ----------  ----------   --------

        $1,672,838  $1,121,921   $550,917
        ==========  ==========   ========


                          SECTOR COMMUNICATIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                AUGUST 31, 1996

NOTE 11:  COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company has entered into noncancelable sublease agreements on terms similar to its original lease for office space at its McLean, Virginia location with DBE, a company which the Company is acquiring an equity interest in, as described in Note 2, and G&S International, a company of which the Company's president is a manager/member of, for approximately 49% and 20% of its space, respectively.

At August 31, 1996, the Company has $3,026 in rent due it from G&S
International.

Operating Agreement with Bulgarian Telecommunications Company, Ltd.
-------------------------------------------------------------------

The Joint Activity Agreement with Bulgarian Telephone Company ("BTC"), signed January 24, 1994, was unilaterally and without prior notice declared terminated by BTC on July 8, 1996. The BTC then disconnected Global's digital link to international carrier services, thus suspending the carrier services provided by the Company to the hotel and resort industry. Global is, however, still receiving revenue from non-carrier based shared revenue agreements.

The Company believes that the alleged termination of the agreement is invalid and in violation of the agreement with BTC. The essence of the dispute which has resulted in the termination of the agreement, and disconnection of the link to the BTC, concerns payment and respective service obligations connected with the agreement. The agreement provides that disputes be settled, first by a mutual commitment to deploy efforts in good faith negotiations toward a friendly settlement, and failing settlement that each party has recourse to international arbitration within the framework of the International Chamber of Commerce.

The Company has elected at this time to employ good faith negotiations to settle the dispute. In that regard, it has, subsequent to August 31, 1996, made a payment to the BTC of $300,000 to account for any undisputed tariffs and fees and is attempting to negotiate a resumption of service and/or a new agreement. In the opinion of management, a new revised agreement will be executed in December 1996, to be followed by immediate resumption of our carrier services.

                          SECTOR COMMUNICATIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                AUGUST 31, 1996

NOTE 12:  SUBSEQUENT EVENT

On October 13, 1996, the Company closed an offshore private placement in accordance with Regulation S of the Securities Act of 1933, in which it sold $1,050,000 of 10% convertible debentures ("Debentures") for net proceeds of $911,745. This offshore private placement was arranged by Greystone Capital, Ltd.

The Debentures bear interest at 10% per annum and are due and payable on August 30, 1999, if not converted earlier. Interest is payable at the option of the Company either quarterly in cash or at maturity in shares of Company common stock.

The principal amount of the Debentures, along with any accrued interest, is convertible, at the holders option any time 45 days after the closing date into shares of Company common stock at a conversion price for each share of Company common stock ranging from 70.0% to 72.5% of the average closing bid price of Company common stock for the five business days immediately preceding the conversion date.

The persons to whom the Debentures were sold are as follows.

         Amount of             Investor
          Investor            Investment     Address
----------------------------  ----------  -------------

UHF Endowment Ltd               $500,000  Liechtenstein
Paril Holding                    200,000   Switzerland
Guarantee & Finance Corp.        100,000     Panama
FT Trading Company               100,000     England
AI International Corporate
  Holdings, Ltd.                 150,000     England
                              ----------

Total                         $1,050,000
                              ==========

The Company believes that all such persons are not U.S. Persons as defined in Regulation S of the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

During 1996, the Company changed its corporate strategy and focus, and concentrated its energies and efforts on building the Company into an international provider of telecommunications services and computer software products. Through the acquisition of existing companies and products, the Company began its transition from that of gold exploration to technology production and marketing.

As a first step in this process, the Company, on June 18, 1996, reverse split its stock and changed its name and trading symbol to reflect its new identity. Also on June 18, 1996 the Company acquired 100% of the outstanding capital stock of Global Communications Group, Inc. ("Global") in exchange for the issuance of 17,000,000 shares of Company common stock to the shareholders of Global, as described in note 2 to the financial statements. Global, as described below, operates a private optical fiber telecommunications network in the cities of Sofia and Plovdiv in the Republic of Bulgaria.

In the opinion of management, with the resumption of carrier services expected in December 1996. Global is expected at that time to become a profitable business operation. Furthermore, management has commenced negotiations with international financing sources for a multi-fold expansion of Global's network.

Effective August 31, 1996, the Company completed its acquisition of an 80% equity interest in HIS Technologies AG and 100% of Mountain Software AG. Based in Zurich, HIS Technologies AG specializes in the development, sales and support of software products.

On June 19, 1996, the Company entered into a Definitive Agreement for the acquisition DBE Software, Inc., located in Virginia. DBE Software, Inc. is a software development and marketing company, specializing in database management tools designed to work with relational database management software (RDBMS) products from IBM, Oracle, Computer Associates, and other major providers.


Global Communications Group, Inc.
---------------------------------

On July 18, 1996, the Company acquired 100% of the capital stock interest of Global Communications Group, Inc. ("Global"). Following the acquisition of Global, the Company began integrating the operations of Global into those of the Company and establishing plans for expanding Global's operations to additional customers along the previously laid fiber cable and to other areas in the Republic of Bulgaria.

Global has undertaken to be the sole private provider of direct-dial international long distance telephone service for the hotel/resort industry, banking industry, foreign embassies and western businesses in the cities of Sofia and Plovdiv in the Republic of Bulgaria. This is the first step in a series of related telecommunications development projects planned for Bulgaria. To date, Global has made a substantial investment in fiber optic cable, telecommunications equipment, and related infrastructure in accordance with its agreement with the Bulgarian Telecommunications Company ("BTC").

Growth of Global's operation is anticipated in four areas: (i) increased call volume of existing customers, (ii) broadened customer base along the existing network in Sofia and Plovdiv, (iii) broadened customer base along new segments of the network, and (iv) expanding the concept to other Eastern European countries.

As more fully described below and in note 11 to the financial statements, Global has recently experienced periods when its access to long-distance service was denied due to what management believes to be arbitrary and illegal acts of individuals connected with the BTC. The State Prosecutor's office in Sofia, Bulgaria has supported the Company's position in these matters and has issued orders for the BTC to fully restore Global's operations. Since the termination of access to international carrier services, executive management of the Company has held numerous face-to-face meetings with the Chairman of the Board and Executive Director of the BTC and with the President of the Committee of Posts and Telecommunications. And, as a result of those meetings the Company's management believes a new revised agreement will be effective in December 1996 and international carrier services will be restored.


HIS Technologies AG and Mountain Software AG
--------------------------------------------

Effective August 31, 1996, the Company acquired an 80% interest in HIS Technologies AG ("Histech"). Histech specializes in systems and network management tools designed primarily for, but not limited to, use with computers using Digital Equipment Corporation's ("Digital") OpenVMS operating system.

Concurrent with the Company's acquisition of Histech, the Company acquired 100% of Mountain Software AG ("Mountain") for shares of the Company's common stock. Mountain, owned and operated by one of Histech's founders, developed and held exclusive rights to a suite of system management utilities, the "X-Series", sold by Histech and its distributors. The "X-Series" products have since been enhanced and have been renamed to the "HIS-MaestroSeries" for sales around the world.

Histech's revenues are derived principally from two sources: (i) product license fees for the use of the Company's software products and (ii) service fees for maintenance, consulting services and training related to the Company's software products. Histech is represented by partners and distributors in 13 countries worldwide. The Company recently began shipping a new software product, HIS OPC Agent, that allows users of Hewlett-Packard Corporation's ("HP") OpenView network management software running on UNIX workstations to also monitor and manage systems running Digital's OpenVMS operating system. On October 30 of this year, the Company announced that Histech had signed a cross-marketing agreement with HP to jointly promote this new software. Management estimates there are 8,000 potential customers currently supporting networks of systems using both Digital Equipment Corp's OpenVMS and HP's OpenView products. With an average estimated installation price of $25,000, management values this segment of the market at approximately $200 million dollars.

The Company plans to release a new software product in the first quarter of 1997 for use on Digital OpenVMS, Microsoft Windows NT and UNIX based networks. This product will facilitate monitoring system integrity and security across all three networks from a single workstation.

DBE Software, Inc.
------------------

The Company has entered into a definitive agreement with DBE Software, Inc. as described in note 2 to the financial statements. DBE is a software development, distribution and marketing company, specializing in database management tools designed to work with relational database management software ("RDBMS") products from IBM, Oracle, Computer Associates, and other major providers.

DBE's revenues are derived principally from three sources: (i) product license fees for the use of the Company's software products, (ii) service fees for maintenance, consulting services and training related to the Company's software products, and (iii) royalties and distribution fees derived from the sales of software products licensed from and distributed for third-party developers.

DBE's flagship product, DB-Examiner, is a powerful expert system for use with the largest RDBMS's such as Oracle and DB2 from IBM. DB-Examiner analyzes database structures and identifies inconsistencies that could adversely affect data integrity and system performance. DBE has also entered into agreements with other software development firms to represent their products in the US. Typically, these are "best of breed" products that complement DBE's own products.

RESULTS OF OPERATIONS


THREE MONTHS ENDED AUGUST 31, 1996 COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 1995; AND SIX MONTHS ENDED AUGUST 31, 1996 COMPARED TO THE SIX MONTHS ENDED AUGUST 31, 1995.

Net Revenues - The Company earns all of its telecommunications revenue from (i)
------------
providing direct-dial services for international long distance calls to a twelve hotels and resorts in the cities of Sofia and Plovdiv in Bulgaria; (ii) from the integration, installation, and maintenance of customer-owned digital phone systems; and (iii) from usage-based percentages of Company-owned digital phone systems through shared revenue agreements with four hotels.

The Company's telecommunications revenue decreased by $429,095 from $533,737 for the three months ended August 31, 1995 to $104,642 for the three months ended August 31, 1996; and decreased by $522,681 from $1,105,002 for the six months ended August 31, 1995 to $582,321 for the six months ended August 31, 1996. It should also be noted that revenue also decreased by $373,037 from $477,679 for the three months ended May 31, 1996 to $104,642 for the three months ended August 31, 1996. These decreases in revenue are due primarily to the Bulgarian Telephone Company ("BTC"), without prior notice or cause, unilaterally terminating the Company's Joint Activity Agreement on July 8, 1996. On that date the BTC disconnected Global's digital link to international carrier services, thus suspending the majority of the services provided by the Company to its customers. As such, no revenue is currently being earned by the Company from its customers from outgoing international long distance calls. Even though the digital link has not yet been reestablished, the Company is still receiving revenue from its customers under non-carrier based shared revenue agreements.

No revenue has been recorded related to software sales and maintenance from Histech, since the acquisition of Histech was accounted for as a purchase effective August 31, 1996.

Costs of Sales - Services and Fees  - The Company's costs of sales, excluding
----------------------------------
depreciation, decreased by $501,903 from $559,315 for the three months ended August 31, 1995 to $57,412 for the three months ended August 31, 1996; and decreased by $588,053 from $945,632 for the six months ended August 31, 1995 to $357,579 for the six months ended August 31, 1996. These decreases, as described above, are due primarily to the BTC unilaterally terminating Global's Joint Activity Agreement on July 8, 1996 which disconnected Global's digital link to international carrier services.

It should be noted that, as shown below, that fees and services as a percentage of telecommunications revenues has significantly declined for both the three and six month periods ended August 31, 1996 compared to the three and six month periods ended August 31, 1995.

                            Three Months Ended       Six Months Ended
                          August 31   August 31   August 31   August 31
                             1996        1995        1996        1995
                          ----------  ----------  ----------  ----------

Fees and Services as a
Percent of Revenue               55%        105%         61%         86%


This decline is due in part to, as described above, the disconnection of Global's digital link at the BTC, but is also due to changes in the way Global rerouted its international outgoing traffic during 1995 and 1996. Between June 1995 and April 1996, Global rerouted all of its traffic directly through the BTC, and stopped utilizing the services of other companies to carry its traffic, resulting in lower per minute costs.

Exploration Costs - In order to accurately determine the best course to take for
-----------------
the ultimate divesture of its gold assets, the Company incurred exploration costs, as more fully described below of $239,336 during the three month period ended August 31, 1996. No comparable costs for such activities are shown in the statement of operations for the three or six months ended August 31, 1995. During 1995, the Company did however conducted gold exploration activities, but due to the nature of the acquisition of Global as a reverse acquisition, the historic financial statements are those only of Global and not of Sector, formerly Aurtex. The reader is referred to the Company's February 29, 1996 10-KSB for details concerning exploration costs incurred during its year ended February 28, 1996. The Company incurred approximately $257,000 in total exploration costs during the six months ended August 31, 1996, of which approximately $17,000 was incurred prior to the reverse acquisition of Global, and as such is not shown in the statement of operations as expense.

Because management now believes it has sufficient information from the exploration efforts conducted recently to properly evaluate various possibilities of divestiture of the mineral properties, the Company does not expect to incur significant costs in the future related to its gold exploration properties or other gold exploration related activities.

General and Administrative Expense - consists primarily of personnel costs,
----------------------------------
including salaries, benefits and bonuses and related costs for management, finance and accounting, legal and other professional services. General and administrative expenses are detailed in the following table by individual company below.


                               Three Months Ended     Six Months Ended
                              August 31  August 31  August 31  August 31
                                1996       1995       1996       1995
                              ---------  ---------  ---------  ---------

General and Administrative
   Global Communications       $ 78,116   $222,418   $162,904   $455,814
   Sector Communications        311,435          -    311,435          -
                               --------   --------   --------  ---------


   Total                       $389,551   $222,418   $474,339   $455,814
                               ========   ========   ========  =========

Only the costs of Sector Communications, Inc. incurred since the it acquired Global on June 18, 1996 in a reverse acquisition are included in the accompanying financial statements. For the three months ended August 31, 1996 the general and administrative costs incurred by Sector Communications, Inc. consolidated with the operations of Sector Communications, AG, its 100% owned Swiss subsidiary (collectively "Sector") were $311,435.

General and administrative costs at Global declined dramatically for the three month and six month periods ended August 31, 1996 compared to the three and six month periods ended August 31, 1995. This decline was due primarily to additional costs incurred by Global during 1995 related to start up operations, marketing, U.S. based administrative costs and other costs. Management expects that Global's general and administrative costs, not taking into consideration any expansion of the current network, to remain at current levels.

Interest Expense - The slight decline in interest expense for the three and six
----------------
months periods ended August 31, 1996 compared to the three and six month periods ended August 31, 1995 was due to a reduction in the interest rate on the loan, and the final draw of $100,000 occurring in May of 1995. The loan balance has remained constant at $3,181,588 since that final draw. During these periods, the Company incurred interest expense primarily related to the loan payable described in note 8 to the financial statements for the development of Global's telecommunications network and start-up operations.

In connection with the acquisition of Global, the Company entered into a Debt Repayment Agreement under which the Company assumed and agreed to pay in full the debt, which shall be due and payable in full three years from the closing date of the Stock Purchase Agreement. This Agreement also granted the Company the option to repay this debt in full, at any time on or prior to the maturity date, by the issuance of three million shares of unregistered common stock of the Company to the note holder.

The Company expects that interest expense will increase in the future to the degree it continues to borrow funds in order to implement its capital expenditure plans.

GOLD EXPLORATION ACTIVITIES

In connection with the change in the Company's strategic direction the Company has decided to curtailed any significant future gold exploration activities. The Company is currently evaluating options to determine the possibilities of divestiture and or discontinuance of its mineral properties described below.

Vienna Project - During the summer of 1996, a modest drilling program was
--------------
completed by the Company under the direction of the Lodestone Group, to evaluate the Webfoot vein system at the Company's Vienna Property. Three diamond core exploration holes were drilled along the trend of the Webfoot vein system.
These exploration holes averaged 500 feet in length and cut the vein approximately 250 feet beneath the surface. Geological and metallurgical studies of the drill core are still in progress, but the preliminary results of the first phase drilling program are, according to the Lodestone Group, encouraging. Based on the conclusions derived from the work in process and the delivery of a final report from the Lodestone Group, the decision to pay approximately $290,000 by December 31, 1996 to extend the Exploration License and Option to Purchase Agreement for an additional three year feasibility period will be made in late December.

Ketchum Project - A minor drilling program, consisting of one exploration drill
---------------
hole of 403 feet was conducted under the direction of Agricola Metals Company, a principal of which is a shareholder of the Company, to explore the sedimentary rocks immediately under the volcanics in the Rooks Creek East area of the Company's unpatented claim block. Preliminary results are inconclusive and a final report is expected from Agricola Metals Company in December 1996.


LIQUIDITY AND CAPITAL RESOURCES

During the six month period ended August 31, 1996, the Company financed its operations and acquisitions primarily through (i) funds it received from the sale of 983,690 shares of its common stock in offshore private placements in accordance with Regulation S of the Securities Act of 1933 for net sales proceeds of $750,000, and (ii) from the sale of 1,671,852 shares of Northfield Minerals Inc. common stock for $2,080,000 as described in notes to the financial statements.

The Company is currently experiencing negative cash flow from operations but management believes, that with the reinstatement of Global's services, that operating cash flow will improve significantly. In October 1996, the Company received $911,745 from debenture financing described below, most of which was used by the Company to complete the acquisition of Histech ($300,000), provide additional investment to DBE ($200,000) and make a payment to the BTC ($300,000) as described in note 12 to the financial statements and below. Even with these funds, the addition and projected improvements in operations and cash flows from Global and Histech, and the curtailment of gold exploration activities, the funding of future operations may require further infusion of capital. Based on its current operating levels and additional funding under its previously discussed financing commitment, the Company believes that it will have sufficient liquid assets to maintain operations for at least the next twelve months.

If additional funds are raised by the Company through the issuance of equity securities, securities convertible into or exercisable for equity securities, or an equity securities exchange, the percentage ownership of the then current stockholders of the Company will be reduced. The Company may issue preferred stock with rights, preferences or privileges senior to those of the Company's common stock. The Company previously received a $5,500,000 commitment, under which as described above, $750,000 has been provided and from which the Company anticipates receiving additional funding.

The Company had no commitments for material capital expenditures as of August 31, 1996.


FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risk and uncertainties. Such forward-looking statements reflect the Company's current views with respect to future events and financial performance, including statements in the following section concerning the timing and amount of revenues, the level of expenses incurred and the sufficiency of cash and other resources to fund operations. Actual results could differ materially from those projected in the forward-looking statements as a result of the Company's ability to obtain adequate additional financing as needed, the uncertainties of new product development and introduction, sales growth, competitive pressures, and other risks.

                                    PART II

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Written Consent in Lieu of a Special Meeting
--------------------------------------------

The Board of Directors of the Company adopted a resolution authorizing amendments (the "Amendment") to the Company's Amended and Restated Articles of Incorporation approving a reverse split of the Company's outstanding Common Stock, par value $0.001 per share ("Common Stock") on the basis of one new share of Common Stock for each 5.909635 shares of presently outstanding Common Stock (the "Reverse Stock Split") and to change the name of Aurtex to Sector Communications, Inc. The Amendment to the Amended and Restated Articles of Incorporation became effective on June 18, 1996 when the Company filed a Certificate of Amendment to the Amended and Restated Articles of Incorporation with the Secretary of State of Nevada. The Company obtained the written consent of a majority of the shares of outstanding common stock on May 15, 1996. Approval of the Amendment by the stockholders was obtained by written consent in lieu of a special meeting of stockholders.

The Amendment was approved in accordance with Nevada General Corporation Law (the "Nevada Law") which provides that the written consent of the holders of outstanding shares of voting capital stock, having not less than the minimum number of votes which would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted, may be substituted for such a special meeting. Pursuant to Nevada Law, a majority of the outstanding shares of voting capital stock entitled to vote thereon is required in order to amend the Company's Amended and Restated Articles of Incorporation. In order to eliminate the costs and management time involved in holding a special meeting and in order to effect the Amendment as early as possible in order to accomplish the purposes of the Company as hereafter described, the Board of Directors of the Company voted to utilize the written consent of the holders of a majority in interest of the voting capital stock of the Company. The Board of Directors approved the Amendment in order to permit the closing of the Stock Purchase and Exchange Agreement with Global, which could not have been closed based on authorized capitalization of the Company prior to the Reverse Stock Split.

At the close of business on May 15, 1996, there were outstanding 23,638,540 shares of Common Stock, the only shares of the Company entitled to vote. The Amendment was approved by the written consent, dated May 15, 1996, of the holders of approximately 52.4% of the outstanding shares of Common Stock as follows.

Written consent of 8,466,250 shares of pre-split Common Stock representing approximately 35.8% of shares outstanding was given by Mr. S. Allan Kline, a current director of the Company. Of these shares 8,010,000 pre-split shares are held of record by Biomyne North Company, an Idaho limited partner who's general partner is Biomyne, Inc., a Delaware corporation. Mr. Kline is the President of Biomyne Inc. Mr. Kline held 456,250 pre-split shares directly on May 15, 1996.

Written consent of 3,915,684 pre-split shares of Common Stock, representing approximately 16.6% of shares outstanding was given by an individual under general powers of attorney previously granted to him by five stockholders of the Company.

Annual Meeting of Stockholders
------------------------------

On August 19, 1996, the Company held its annual meeting of stockholders to vote upon the election of directors.

At the annual meeting, Theodore Georgelas, Jeff Shear, S. Allan Kline, Roger Hedin and Geoffrey Button were elected to serve as directors until the next annual meeting. These individuals constitute the entire Board of Directors, and with the exception of Mr. Georgelas, the Company's President and Chief Executive Officer and Mr. Button, all served as directors during the year ended February 28, 1995. The results of the vote on the election of directors was as follows:

                             Votes      Votes
                              For      Against
                           ----------  -------

     Theodore Georgelas    20,444,532  202,322
     Jeff Shear            20,444,950  201,904
     S. Allan Kline        20,444,950  201,904
     Roger Hedin           20,445,331  201,523
     Geoffrey Button       20,445,331  201,523


ITEM 5.   OTHER INFORMATION.

On September 26, 1996, the Board of Directors approved the Letter Agreement with MCG Management Consulting Group, S.A. ("MCG") providing for among other things that MCG, effective October 14, 1996, will be the Manager in charge of certain of the Company's operations. The Board of Directors has the right to cancel this Agreement on November 26, 1996.

One of the principles of MCG is Hugo Wyss. Hugo Wyss is a director of Sector AG and the Chairman of the Board of Directors of Histech.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

Exhibit
Number    Description
------    -----------------------------------------------------------

10.1 Amendment No. 2 to the Global Communications Group, Inc. Stock Purchase and Exchange Agreement (Incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-QSB for the quarter ended May 31, 1996.)

10.2 DBE Definitive Investment and Option to Merge Agreement (Incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-QSB for the quarter ended May 31, 1996.)

10.3 Definitive Agreement, dated August 12, 1996, between HIS Technologies AG, Simon Brown, Joan Brown, Robert Scherpenhuijzen, Nicholas de Smith, Aledo Services Ltd, Mountain Software AG, Sector Communications, AG and Sector Communications, Inc. (Incorporated herein by reference to Exhibit 10.01 of the Company's Form 8-K dated September 18, 1996.)

10.4 Purchase Agreement between Murray Services Ltd BVI and Sector Communications, Inc. (Incorporated herein by reference to Exhibit
          10.02 of the Company's Form 8-K dated September 18, 1996.)

10.5 Agreement with KAV Kapitalangleger Verlag AG. Incorporated herein by reference to Exhibit 10.03 of the Company's Form 8-K dated
          September 18, 1996.)

10.6 Promissory Note Agreement between ATCALL, Inc. and Sector Communications, Inc. for $250,000, dated July 23, 1996. (filed herewith)

10.7 Amendment to the Definitive Investment and Option to Merger Agreement, dated June 19, 1996.

(b)  Reports on Form 8-K:

On July 3, 1996, and Item 1 and 2 Form 8-K was filed by the Company related to the acquisition of 100% of the outstanding capital stock of Global Communications Group, Inc. by the Company.


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 19, 1996
                                         -------------------------------
                                         Theodore Georgelas
                                         President and Chief
                                         Executive Officer

                          Sector Communications, Inc.
                                 Exhibit Index

Exhibit
Number                       Description                     Page
---------  ------------------------------------------------  ----

10.6       Promissory Note Agreement between ATCALL, Inc.
           and Sector Communications, Inc. for $250,000,
           dated July 23, 1996.                                32

10.7       Amendment to the Definitive Investment and
           Option to Merger Agreement, dated June 19, 1996.    34