Form 10QSB
period 1996-11-30
SECTOR COMMUNICATIONS INC
filed 1997-01-21
CIK 741012

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


                                  FORM 10-QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934


                    For the Quarter Ended November 30, 1996


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


                                (703) 761-1500
                           Issuer's Telephone Number


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    No
                                      ---   ---
As of November 30, 1996 there were outstanding 40,825,274 shares of the Company's common stock. As described in Note 8 to the financial statements, effective June 18, 1996, the Company reverse split its common stock 5.909635 shares for each share outstanding on that date and immediately after the reverse stock split issued a stock dividend of 1.25 shares for each post-split share. The impact of these equity transactions reduced the number of outstanding shares of common stock by approximately 15,877,072 shares to 9,761,468 shares. All amounts per share, number of common shares and capital accounts in this Form 10-QSB have been restated to give retroactive effect to the reverse stock split and stock dividend.

                          SECTOR COMMUNICATIONS, INC.

                             REPORT ON FORM 10-QSB

                               TABLE OF CONTENTS


                                                              Page
                                                              ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed consolidated balance sheets as of
November 30, 1996, February 29, 1996 and
December 31, 1995 ............................................  1

Condensed consolidated statements of
operations for the three and nine month
periods ended November 30, 1996 and 1995 .....................  2

Condensed consolidated statement of
stockholders' equity for the two month period
ended February 29, 1996 and the nine month
period ended November 30, 1996 ...............................  3

Condensed consolidated statement of cash
flows for the nine month period ended
November 30, 1996 ............................................  4

Notes to condensed consolidated financial statements .........  5

Item 2. Management's Discussion and Analysis ................. 19

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ................................... 28

Item 5.  Other Information ................................... 28

Item 6.  Exhibits and Reports on Form 8-K..................... 29

SIGNATURES ................................................... 30

                          SECTOR COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     November 30     February 29    December 31
                                                         1996           1996           1995
                                                     ------------   ------------    -----------
                                                             (unaudited)
Current Assets
  Cash                                               $   117,987    $     22,429    $    96,927
  Accounts Receivable, net                               617,827         348,427        214,768
  Marketable Securities (Note 7)                         170,026             -              -
  Related Party Receivables (Note 3)                      44,044             -              -
  Notes Receivable (Note 4)                              257,178             -              -
  Prepaid Expenses and Deposits                          195,202          23,840            821
                                                     ------------   ------------    -----------
Total Current Assets                                   1,402,264         394,696        312,516
                                                     ------------   ------------    -----------
Fixed Assets                                           2,178,535       1,975,797      1,975,798
Accumulated Depreciation                              (  915,211)     (  569,939)    (  507,645)
                                                     ------------   ------------    -----------
Net Book Value                                         1,263,324       1,405,858      1,468,153
                                                     ------------   ------------    -----------
Other Assets
  Investment in DBE (Note 2)                           1,100,000             -              -
  Intangible Assets, net (Note 6)                      7,588,173             -              -
  Capitalized Mining Claim Costs                       2,240,000             -              -
                                                     ------------   ------------    -----------
Total Other Assets                                    10,928,173             -              -
                                                     ------------   ------------    -----------
Total Assets                                         $13,593,761     $ 1,800,554    $ 1,780,669
                                                     ============   ============    ===========
Current Liabilities
  Accounts Payable                                   $ 1,201,815     $   826,382    $   706,304
  Short Term Borrowing (Note 7)                          300,710             -              -
  Deferred Revenue                                       295,000             -              -
  Due to Related Parties                                 124,104             -              -
                                                     ------------   ------------    -----------
Total Current Liabilities                              1,921,629         826,382        706,304

Rent Deposit                                              12,248             -              -
Convertible Debentures, net of
  unamortized issuance costs of
  $131,941 (Note 8)                                      918,059
Loan Payable (Note 9)                                  4,023,540       3,774,426      3,718,728
                                                     ------------   ------------    -----------
Total Liabilities                                      6,875,476       4,600,808      4,425,032
                                                     ------------   ------------    -----------
Commitments and Contingencies
  (Note 12)                                                  -               -              -

Stockholders' Equity: (Note 10)
  Preferred Stock                                            -               -              -
  Common Stock                                            40,825             300            300
  Additional Paid In Capital                          12,196,471             -              -
  Retained Deficit                                    (5,360,633)     (2,581,889)    (2,489,883)
  Cumulative Foreign Currency
    Translation                                       (  158,378)     (  218,665)    (  154,780)
                                                     ------------   ------------    -----------
Total Stockholders' Equity                             6,718,285      (2,800,254)    (2,644,363)
                                                     ------------   ------------    -----------
Total Liabilities and Stockholders'
  Equity                                             $13,593,761     $ 1,800,554    $ 1,780,669
                                                     ============   ============    ===========


             The Accompanying Notes are an Integral Part of These
                      Consolidated Financial Statements.

                          SECTOR COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                  Three Months Ended        Nine Months Ended
                               November 30  November 30   November 30  November 30
                                   1996         1995         1996         1995
                               -----------  -----------   -----------  -----------
Revenue:
   Telecommunication Revenue   $    96,807  $   643,236   $   679,128  $ 1,748,238
   Software Sales & Maintenance    193,787          -         193,787          -
                               -----------  -----------   -----------  -----------
                                   290,594      643,236       872,915    1,748,238
Cost of Sales                      106,866      518,253       636,671    1,635,920
                               -----------  -----------   -----------  -----------
Gross Profit                       183,728      124,983       236,244      112,318

Gold Exploration Costs             117,603          -         356,939          -
Software Development Costs         140,480          -         140,480          -
Compensation Expense Related
 to Stock Grants (Note 10)             -            -         407,916          -
Sales, General & Administrative  1,145,806      111,099     1,620,145      566,914
                               -----------  -----------   -----------  -----------
Operating Income (Loss)         (1,220,161)      13,884    (2,289,236)  (  454,596)

Interest Expense                (   97,884)  (   88,466)   (  265,241)  (  267,429)
Other Income (Expense)              12,718   (       55)       26,555        1,531
Other Fees & Charges (Note 12)  (  251,638)         -      (  251,638)         -
Foreign Exchange Gain (Loss)    (   64,098)  (    1,300)          816        1,288
                               -----------  -----------   -----------  -----------
Net (Loss)                     $(1,621,063) $(   75,937)  $(2,778,744) $(  719,206)
                               ===========  ===========   ===========  ===========
Net Loss Per Share             $(     0.04) $(     0.01)  $(     0.12) $(     0.09)
                               ===========  ===========   ===========  ===========
Weighted Average Shares         36,277,630    8,784,291    23,508,394    8,068,321
                               ===========  ===========   ===========  ===========





             The Accompanying Notes are an Integral Part of These
                      Consolidated Financial Statements.

                          SECTOR COMMUNICATIONS, INC.
           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                 Additional                 Cumulative
                                          Common Stock            Paid In     Accumulated   Translation
                                       Shares        Amount       Capital       Deficit     Adjustments      Total
                                   -----------  ------------  ------------- ------------- ------------- -------------
Balance, December 31, 1995               1,000  $        300  $        -    $( 2,489,883) $(   154,780) $( 2,644,363)

Translation Adjustments                                                                    (    63,885)  (    63,885)

Net Loss                                                                     (    92,006)                (    92,006)

Balance, February 29, 1996               1,000           300           -     ( 2,581,889)  (   218,665)  ( 2,800,254)
(Unaudited)

Restatement of stockholders'
equity due to the acquisition
of Global Communications Group,
Inc. (Note 1)                       23,637,540        23,339     3,879,325           -             -       3,902,664
                                   -----------  ------------  ------------- ------------- ------------- -------------
Restated balance,
February 29, 1996 (Unaudited)       23,638,540        23,639     3,879,325   ( 2,581,889)  (   218,665)    1,102,410

Reverse stock split and stock
dividend (Note 10)                 (14,638,540)   (   14,639)       14,639           -             -             -

Common Stock issued in the
acquisition of: (Note 2)

  Global Communications
    Group Inc.                      17,000,000        17,000   (    17,000)          -             -             -

  HIS Technology AG and
  Mountain Software AG              12,808,529        12,809     7,088,385           -             -       7,101,194

Sale of common stock in an
offshore private placement             983,736           984       749,016           -             -         750,000

Issuance of restricted stock
to certain officers, directors
and employees (Note 10)                933,332           933       406,983           -             -         407,916

Exercise of stock purchase warrant      76,147            76        60,440           -             -          60,516

Exercise of stock option (Note 11)      23,530            23        14,683           -                        14,706

Translation Adjustments                                                                         60,287        60,287

Net Loss                                                                     ( 2,778,744)                 (2,778,744)
                                   -----------  ------------  ------------- ------------- ------------- -------------
Balance, November 30, 1996          40,825,274  $     40,825  $ 12,196,471  $( 5,360,633) $(   158,378)  $ 6,718,285
                                   ===========  ============  ============= ============= ============= =============
(Unaudited)






             The Accompanying Notes are an Integral Part of These
                      Consolidated Financial Statements.

                          SECTOR COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                           Nine Months Ended
                                                            November 30,1996
                                                            ----------------
Cash Flows From Operating Activities:
Net Loss                                                       $(2,778,744)
Adjustments to Reconcile Net Loss to
Net Cash Provided By Operating Activities:
  Depreciation and Amortization                                    419,652
  Compensation Portion of Restricted Stock Grants (Note 10)        407,916
  Change in Assets and Liabilities, Net
  of Effect of Acquisitions:
    (Increase) Decrease in Assets
      Accounts Receivable                                       (  112,621)
      Repayment of Related Party Receivable                         25,745
      Prepaid Expenses and Deposits                             (   83,669)
    (Decrease) Increase in Liabilities
      Accounts Payable                                             103,921
      Related Party Payable                                         24,681
      Deferred Revenue                                             295,000
      Accrued Interest on Loan Payable                             249,114
      Rent Deposit                                                  12,248
                                                                -----------
Net Cash Used By Operating Activities                           (1,436,757)
                                                                -----------
Cash Flows From Investing Activities:
  Purchase of Fixed Assets                                      (   14,226)
  Proceeds from the Sale of Marketable
    Securities (Note 5)                                          1,930,000
  Payment for the Acquisition of Histech                        (  700,000)
  Payment for the Acquisition of Sector AG                      (   12,000)
  Cash Balances of Histech and Mountain                             36,587
  Cash Balance of Sector Received in the
    Reverse Acquisition                                             62,022
  Loan Provided to Atcall                                       (  257,178)
  Proceeds from Short Term Borrowing                               486,259
  Repayment of Short Term Borrowing                             (  300,000)
  Payment for the Investment in DBE                             (1,050,000)
                                                                -----------
Net Cash Provided By Investing Activities                          181,464
                                                                -----------
Cash Flows From Financing Activities:
  Proceeds from the Sale of Convertible Debentures                 911,745
  Proceeds from the Exercise of Warrants                            60,516
  Proceeds from the Sale of Common Stock                           250,000
                                                                -----------
Net Cash Provided By Financing Activities                        1,222,261
                                                                -----------
Effect of Exchange Rate Changes on Cash                            128,590
                                                                -----------
Net Increase in Cash                                                95,558
Cash - February 29, 1996                                            22,429
                                                                -----------
Cash -November 30, 1996                                        $   117,987
                                                                ===========
Supplemental Cash Flow Information:
Cash Paid For:
  Interest                                                     $       333
                                                                ===========
  Taxes                                                        $       -
                                                                ===========

             The Accompanying Notes are an Integral Part of These
                      Consolidated Financial Statements.

                          SECTOR COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                               November 30, 1996

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

The unaudited condensed consolidated balance sheet as of November 30, 1996 and the condensed consolidated statements of operations for the three and nine month periods ended November 30, 1996, and the condensed consolidated statements of stockholders' equity and cash flows for the nine months ended November 30, 1996 are those of Sector and its subsidiaries (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated.

The financial statements presented for periods prior to the acquisition of Global present the financial position and results of operations solely of Global, and do not include the financial position or results of operations of Sector or any of its subsidiaries. As such, the unaudited balance sheet as of February 29, 1996, the audited balance sheet as of December 31, 1995 and the unaudited statements of operations for the three and nine month periods ended November 30, 1995 reflect the financial position and results of operations of only Global. The December 31, 1995 balance sheet was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The equity section of the February 29, 1996 balance sheet has been restated, as required by purchase accounting in a reverse acquisition to reflect the par value of Sector's (the legal acquirer) outstanding common stock and the accumulated deficit of Global (the accounting acquirer). The remaining amount, totaling $3,879,325, as shown below, was offset to additional paid in capital.

                          SECTOR COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                               November 30, 1996

Note 1:  Summary of Significant Accounting Policies (continued)


                                                                                Additional
                                                          Common Stock         Accumulated     Paid In
                                                      Shares        Amount       Deficit       Capital        Total
                                                   ------------  ------------  ------------  ------------  ------------

Global Balance, February 29, 1996                         1,000  $       300   $(2,581,889)   $       -    $(2,800,254)
Sector Balance, February 29, 1996                    23,638,540       23,639    (9,586,585)   12,487,952     2,925,006
                                                    -----------  -----------   -----------   -----------   -----------

Difference                                           23,637,540       23,339    (7,004,696)   12,487,952     5,287,930
Consolidating Adjustments                                 1,000          300     4,422,807    (8,608,627)   (4,185,520)
                                                    -----------  -----------   -----------   -----------   -----------

Restated Balance, February 29, 1996                  23,638,540  $    23,639   $(2,581,889)  $ 3,879,325   $ 1,102,410
                                                    ===========  ===========   ===========   ===========   ===========

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

                          SECTOR COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                               November 30, 1996

Note 2:  Acquisitions

During the nine months ended November 30, 1996, in addition to the acquisition of 100% of the capital stock of Global, the Company also purchased 100% of the outstanding capital stock of Sector Communications AG ("Sector AG"), effectively acquired 80% of HIS Technologies AG ("Histech") and acquired 100% of Mountain Software AG ("Mountain").

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

                          SECTOR COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                               November 30, 1996

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

Effective August 23, 1996, Sector AG, acquired 54.45% of the issued and outstanding shares of capital stock of Histech from two Histech Shareholders, Joan Brown and Aledo Services Ltd. and 100% of the issued and outstanding shares of capital stock of Mountain from Simon Brown, the sole shareholder of Mountain, in exchange for the issuance of a total of 9,846,154 shares and 1,712,375 shares of the Company's common stock, respectively.

As a part of this Agreement, the Company also purchased 3,428 shares of previously unissued Histech capital stock, such shares representing a 25.55% capital stock interest for $1,200,000.

The Company also issued 1,250,000 shares of common stock and a warrant for the purchase of 1,250,000 shares of it's common stock at an exercise price of $0.79 per share, expiring three years from the date of issue, as a fee to KAV Kapitalangleger Verlag-AG ("KAV") for services performed in connection with this transaction. Hugo Wyss a director of Sector AG and the Chairman of the Board of Directors of Histech, is also a director of Aledo Services Ltd. ("Aledo")

The shares issued above have not been registered under the Securities Act, but were issued in accordance with Regulation S and bear a legend to such effect. The shares issued to Joan Brown, Aledo and Simon Brown bear additional legends limiting their sale or transfer in accordance with the Agreement. These shares become available for sale or transfer on a quarterly basis, with 10% of the total shares issued available for transfer each quarter, beginning in November 1996, until all such shares are freely tradeable.

The acquisition of Histech and Mountain were accounted for as purchases and the excess of the cost over the fair value of net assets acquired were $6,109,028 and $849,265, respectively.

No amount is shown in the accompanying financial as minority interest due to Histech's minority interest being a debit balance.

                          SECTOR COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                               November 30, 1996

Note 2:  Acquisitions (continued)

Proforma Disclosure
-------------------

The following table presents, on an unaudited pro forma basis, the combined results of operations of the Company as though the acquisitions of Global, Sector AG, Histech and Mountain were made on March 1, 1996.

                Net Sales                  $ 1,125,326
                Net Loss                    (2,241,993)
                Net Loss per Share          (     0.06)

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

The agreement provided for the Company to acquire up to 100% of the outstanding capital stock of DBE. The first stage provided that the Company purchase previously unissued equity of DBE representing a 20% capital stock interest for $1,500,000 (the "Investment"), of which $1,100,000 has been paid during the period May through November 1996.

The Company has renegotiated its Agreement with DBE. It has agreed to convert the $1,100,000 investment made to date in DBE into a 14.667% equity ownership interest in DBE, and has agreed to waive its option to purchase 100% of the equity of DBE.

The Company accounts for the investment in DBE using the cost method.

                          SECTOR COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                               November 30, 1996

Note 3:  Related Party Receivables and Transactions

Related party receivables at November 30, 1996 are as follows:

Amounts due from two officers of Histech.  These cash
advances bear no interest and are due on demand.                   $  44,044

Unsecured promissory note receivable from a director
and shareholder, bearing interest at 8% per annum.
The Company has previously established a reserve
for the full amount of this note.                                    191,978

Reserve for potential uncollectability                             ( 191,978)
                                                                   ----------

Total                                                              $  44,044
                                                                   ==========

During the three month period ended November 30, 1996, the Company has accrued $80,000 for consulting fees incurred for services provided by MCG Management Consulting Group, S.A. ("MCG"). This agreement was canceled on November 26, 1996. One of the principles of MCG is also a director of Sector AG and the Chairman of the Board of Directors of Histech.

Note 4:  Notes Receivable

Notes receivable at November 30, 1996 are as follows. Both of these notes are currently due and in default.

Promissory note receivable from Atcall, Inc.,
bearing interest at 8% per annum.  This note
is personally guaranteed by the president of
Atcall.  Repayment of this note was demanded
on the note's due date, October 23, 1996.
Subsequent to November 30, 1996, the Company
agreed to restructure payment of this amount to
be payable $25,000 per month plus interest.                        $ 257,178

Unsecured promissory note receivable from
Combined Metals Reduction Company, bearing
interest at 10%. The Company has previously
established a reserve for the full amount of
this note.                                                           136,575

Reserve for potential uncollectability                             ( 136,575)
                                                                   ----------

Total                                                              $  257,178
                                                                   ==========

                          SECTOR COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                               November 30, 1996

Note 5:  Investment

During the nine months ended November 30, 1996, the Company sold, in several transactions, the remaining 1,671,852 shares of Northfield Minerals Inc. ("NFM") it held to a shareholder of the Company for $1,930,000. This same shareholder acquired common stock from the Company during the nine months ended November 30, 1996 as described in Note 10.

Due to the acquisition of Global, as described in Note 2, being accounted for as a reverse acquisition in the accompanying financial statements, the gain on the sale of the NFM common stock of $1,486,575 was accounted for as a purchase price adjustment and a corresponding increase in stockholders' equity.

Note 6:  Intangible Assets

Intangible assets at November 30, 1996 are as follows:

Intangible assets related to the acquisition
of Histech (Note 2)                                   $ 6,109,028

Intangible assets related to the acquisition
of Mountain (Note 2)                                      849,265

Intellectual property and distribution
rights acquired by Histech prior to its
acquisition by the Company, net of foreign
currency exchange fluctuations                            827,203
                                                       -----------

                                                        7,785,496
Amortization of intangible assets and
intellectual property and distribution rights          (  197,323)
                                                       -----------

Total                                                  $7,588,173
                                                       ===========

The intangible asset recorded for intellectual property and distribution rights which were acquired by Histech based on an agreement, as amended, dated May 1, 1996, between Histech and HIS Software AG.

The excess purchase price over the fair value of the net assets acquired of Histech and Mountain will be amortized on a straight line basis over twenty years. Costs related to the acquisition of the intellectual property and distribution rights purchase by Histech are amortized over the estimated useful life of five years.

                          SECTOR COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                               November 30, 1996

Note 7:  Short Term Borrowing

At November 30, 1996, the Company's short term borrowing consisted of the following:

Line of credit provided to Histech by a Swiss
bank for up to approximately $125,000 (150,000
Swiss francs), bearing interest at 5.25%,
cancelable on 30 days notice.  This line of
credit is collateralized by the Company's
marketable securities.                                $ 100,052

Unsecured promissory note payable, due February
17, 1997, bearing interest at 10%.                      200,658
                                                       ---------

Total                                                 $ 300,710
                                                       ========

On January 17, 1997, the Company entered into a funding agreement which modified the terms of the unsecured promissory note described above. Under this new agreement, the Company received an additional $150,000, canceled the unsecured promissory note for $200,000 and issued a new promissory note in the amount of $350,000. This new promissory note is secured by the Company's ownership interest in Histech, bears interest at 8% and is due on January 17, 1998. This new promissory note also gives the holder the option, at any time prior to the due date, to convert the note into a 2.33335% ownership interest in Histech, or into unregistered shares of Company common stock at a 30% discount off the closing bid price on the date of conversion.

The Company has also entered into a new funding agreement as of January 17, 1997 which will provide an additional $350,000. This new agreement is more fully described in Note 13, Subsequent Events.

Note 8:  Convertible Debentures

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

                          SECTOR COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                               November 30, 1996

Note 8:  Convertible Debentures (continued)

The principal amount of the Debentures, along with any accrued interest, is convertible, at the holders option any time 45 days after the closing date into shares of Company common stock at a conversion price for each share of Company common stock ranging from 70.0% to 72.5% of the average closing bid price of Company common stock for the five days immediately preceding the conversion date.

Costs of $138,255 incurred in connection with the issuance of these debentures are being amortized over the life of the debentures. Unamortized issuance costs will be charged to additional paid in capital as debentures are converted into capital stock.

The persons to whom the Debentures were sold are as follows.

                                              Amount of      Investor
                  Investor                    Investment     Address
--------------------------------------------  ----------  -------------
UHF Endowment Ltd                               $500,000  Liechtenstein
Paril Holding                                    200,000  Switzerland
Guarantee & Finance Corp.                        100,000  Panama
FT Trading Company                               100,000  England
AI International Corporate
  Holdings, Ltd.                                 150,000  England
                                                --------
Total                                         $1,050,000
                                               =========

Subsequent to November 30, 1996, $525,000 of these debentures were converted into 1,718,287 shares of freely tradable Company common stock.

Note 9:  Loan Payable

Financing for the development of Global's telecommunications network and start-up operations was provided by a financing agreement and promissory note between Global and a privately held company (PHC). The note, as amended, provides for a line of credit in the maximum principal sum of $3,200,000, of which $3,181,588 has been drawn at November 30, 1996. The outstanding principal balance bears interest at an adjustable rate equal to two hundred basis points plus the prime rate as reported by the Wall Street Journal. Such rate is adjusted on the first business day each month according to the prime rate prevailing on the last day of the immediately preceding week.

The note provides for payment to PHC of 80% of any and all earnings of Global before interest, depreciation and amortization which shall be applied first to any expense owing to PHC; then to payment of accrued and unpaid interest; and then to payment of principal.

                          SECTOR COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                               November 30, 1996

Note 9:  Loan Payable (continued)


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

Note 10:  Stockholders' Equity

Common Stock
------------

During May 1996, the Company, in an offshore private financing in accordance with Regulation S of the Securities Act of 1933, issued 761,468 shares of Company common stock for a net sales price of $500,000. The proceeds of this financing were used to fund the Company's initial investment in Histech described in Note 2. On July 12, 1996, the Company sold an additional 222,222 shares of its common stock, in an offshore private financing in accordance with Regulation S of the Securities Act of 1933, for net sales proceeds of $250,000. Proceeds totaling $500,000 were received from these offerings from the same shareholder of the Company to which the Company sold its NFM common stock described in Note 3.

Effective June 18, 1996, the Board of Directors approved the issuance of 500,000 shares of unregistered common stock to the Company's President pursuant to his employment agreement, 150,000 shares of unregistered common stock to each of two employees pursuant to employment agreements, and 166,666 shares of unregistered common stock to each of two directors of the Company. All these shares, except those issued to the two employees, were fully vested upon issuance. The shares issued to the two employees vest 50,000 shares on the date of grant, and 50,000 shares in April 1997 and 1998. In November 1996, a stock grant for 150,000 shares, including the vested portion, was rescinded by mutual agreement between one of the above

                          SECTOR COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                               November 30, 1996

Note 10:  Stockholders' Equity (continued)

employees and the Company, as part of a severance agreement. As such, the impact of these shares is not shown in the accompanying financial statements.

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

                          SECTOR COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                               November 30, 1996

Note 10:  Stockholders' Equity (continued)

Warrants
--------

As of November 30, 1996, the Company has warrants outstanding for the purchase of 3,876,588 shares of common stock. A summary of warrant transactions during the nine months ended November 30, 1996 is as follows:

                                     Number
                                    of Shares
                                     Granted    Exercisable   Exercise
                                     Number     November 30     Price
                                   -----------  ------------  ---------
Balance, March 1, 1996              2,421,771     2,421,771       $0.79
Warrant canceled                    (  95,183)      (95,183)       0.79
Warrant granted to KAV (Note 2)     1,250,000     1,250,000        0.79
Warrant granted to a director         300,000       100,000     $2.25 to
                                                                  $4.00
Warrant exercised                   (  76,147)      (76,147)       0.79
                                    ---------     ---------
Balance, November 30, 1996          3,800,441     3,600,441
                                    =========     =========

The warrant granted to a director vests for the purchase of one-third of the shares on the date of grant, with the remaining shares vesting one-third on each of the first and second anniversary dates of the grant. The warrants granted to KAV described in Note 2 were issued in accordance with Regulation S of the Securities Act of 1933.

On December 17, 1996, the Board of Directors extended the expiration date of warrants for the purchase of 2,127,844 shares of Company common stock for one year, to December 31, 1997. In consideration for this one year extension, these warrants were further amended to add a provision allowing the Company the option, should the average closing bid price of the Company's common stock exceed $1.25 per share for more than five consecutive trading days, to either require the warrant holder to exercise their warrant within sixty days of receipt of notice from the Company of such, or allow the Company to repurchase the warrant for $0.05 per share.

Note 11:  Stock Option Plans

At November 30, 1996, the Company has options outstanding for the purchase of 480,000 shares under the 1994 Stock Plan. A summary of option transactions during the nine months ended November 30, 1996 is as follows:

                          SECTOR COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                               November 30, 1996

Note 11:  Stock Option Plans (continued)


                                     Number
                                    of Shares
                                     Granted   Exercisable    Exercise
                                     Number    November 30     Price
                                    ---------  ------------  ----------
      Balance, March 1, 1996         150,000       150,000   $     1.39
      Options canceled              (150,000)     (150,000)        1.39
      Options exercised             ( 23,530)      (23,530)        1.06
      Options granted                480,000       160,000         1.06-1.62
      Options canceled              (126,470)     (126,470)        1.06
                                    --------      --------
      Balance, November 30, 1996     330,000       110,000
                                    ========      ========

The options granted during the nine months ended November 30, 1996, all vest for the purchase of one-third of the shares on the date of grant, with the remaining shares vesting one-third on each of the first and second anniversary dates of employment.


Note 12:  Commitments and Contingencies

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
                  ==========  ==========   ========

The Company has entered into noncancelable sublease agreements on terms similar to its original lease for office space at its McLean, Virginia location with DBE, a company which the Company is acquiring an equity interest in, as described in Note 2, and G&S International, a company of which the Company's president is a manager/member of, for approximately 49% and 20% of its space, respectively. At November 30, 1996, the Company has $14,423 in rent due it from G&S International, all of which was paid in December 1996.

                          SECTOR COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                               November 30, 1996

Note 12:  Commitments and Contingencies (continued)

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

The Company has elected at this time to employ good faith negotiations to settle the dispute. In that regard, the Company made a payment during September 1996 to the BTC of $300,000 to account for any undisputed tariffs and fees and is attempting to negotiate a resumption of service and/or a new agreement. In the opinion of management, a new revised agreement will be executed in January, 1997 to be followed by immediate resumption of our carrier services. (See page 20 of Item 6, Management Discussion and Analysis).

The Company has incurred fees and other charges related to the termination of its service by the BTC and the non-payment of disputed amounts due the BTC. Provision has been made for these charges and all such amounts will be settled in connection with the signing of the new agreement.

Note 13:  Subsequent Events

On December 31, 1996, the Vienna Property Exploration License and Option to Purchase Agreement expired due to nonpayment of $255,000 due by that date. The Company has received notice informing it that it is in default of this Agreement and has until January 31, 1997 to cure this matter. The Company is negotiating with the property owner to reinstate and extend this Agreement. The Company has capitalized $100,000 of costs as mining claim costs related to this property.

On January 17, 1997, the Company entered into a funding agreement with a shareholder under which the Company received an additional $350,000 in exchange for its promissory note. This new promissory note is secured by the Company's ownership interest in Histech, bears interest at 8% and is due on January 17, 1998. This promissory note also gives the holder the option, at any time prior to the due date, to convert the note into a 2.33335% ownership interest in Histech or into unregistered shares of Company common stock at a 30% discount off the closing bid price on the date of conversion.

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

In the opinion of management, with the resumption of carrier services expected in January 1997, Global is expected at that time to become a profitable business operation. Furthermore, management has commenced negotiations with international financing sources for a multi-fold expansion of Global's network.

Effective August 31, 1996, the Company completed its acquisition of an 80% equity interest in HIS Technologies AG and 100% of Mountain Software AG. Based in Zurich, HIS Technologies AG specializes in the development, sales and support of software products.

On June 19, 1996, the Company entered into a Definitive Agreement for the acquisition DBE Software, Inc., located in Virginia. DBE Software, Inc. is a software development and marketing company, specializing in database management tools designed to work with relational database management software (RDBMS) products from IBM, Oracle, Computer Associates, and other major providers. This Definative Agreement was significantly modified, as described in note 2 to the financial statements, on January 16, 1997.

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

As more fully described below and in note 12 to the financial statements, Global has recently experienced periods when its access to long-distance service was denied due to what management believes to be arbitrary and illegal acts of individuals connected with the BTC. The State Prosecutor's office in Sofia, Bulgaria has supported the Company's position in these matters and has issued orders for the BTC to fully restore Global's operations. Since the termination of access to international carrier services, executive management of the Company has held numerous face-to-face meetings with the Chairman of the Board and Executive Director of the BTC and with the President of the Committee of Posts and Telecommunications ("CPT"). And, as a result of those meetings, the Company's management believes a new revised agreement will be effective in January 1997 and international carrier services will be restored. As of the date of this filing a new 10 year agreement with the BTC has been negotiated and approved by the Company, the BTC and the CPT. The last approval, from the Office of Privatization, is expected shortly. The new agreement will be in the form of a Joint Activity between the Company, the BTC and Bulbank (the Bulgarian state owned foreign exchange bank). Under the terms of the new agreement, the Company will receive 100% of the "shared revenue" generated by its customers and 35% of the profits generated by "carrier revenue". All of the Company's Bulgarian expenses will be paid before carrier revenue is apportioned.

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

RESULTS OF OPERATIONS

Three Months Ended November 30, 1996 Compared to the Three Months Ended November 30, 1995; and Nine Months Ended November 30, 1996 Compared to the Nine Months Ended November 30, 1995

Effective August 31, 1996, the Company began recording the sales and maintenance revenue of its 80% owned subsidiary, Histech. No revenue related to Histech's operations was recorded prior to that time, since the acquisition of Histech was accounted for as a purchase, effective August 31, 1996.

Telecommunication Revenue - The Company earns all of its telecommunications
-------------------------
revenue from (i) providing direct-dial services for international long distance calls to twelve hotels and resorts in the cities of Sofia and Plovdiv in Bulgaria; (ii) from the integration, installation, and maintenance of customer-owned digital phone systems; and (iii) from usage-based percentages of Company-owned digital phone systems through shared revenue agreements with some of its customers.

The Company's telecommunications revenue decreased by $546,429 from $643,236 for the three months ended November 30, 1995 to $96,807 for the three months ended November 30, 1996; and decreased by $1,069,110 from $1,748,238 for the nine months ended November 30, 1995 to $679,128 for the nine months ended November 30, 1996. It should also be noted that telecommunication revenue decreased by $373,037 from $477,679 for the three months ended May 31, 1996 to $104,642 for the three months ended August 31, 1996; and remained relatively constant with the three month period ended August 31, 1996, with telecommunication revenue of $95,807 for the three month period ended November 30, 1996. These decreases in revenue are due primarily to the Bulgarian Telephone Company ("BTC"), without prior notice or cause, unilaterally terminating the Company's Joint Activity Agreement on July 8, 1996. On that date the BTC disconnected Global's digital link to international carrier services, thus suspending the majority of the services provided by the Company to its customers. As such, no revenue is currently being earned by the Company from its customers from outgoing international long distance calls. Even though the digital link has not yet been reestablished, the Company is still receiving revenue from some of its customers under non-carrier based shared revenue agreements.

As described above, the Company expects in January 1997 that it will have entered into a new operating agreement with the BTC and that revenues will increase to levels experienced prior to a majority of its services being discontinued.

Software Sales and Maintenance - During the three months ended November 30,
------------------------------
1996, the Company recorded $193,787 in software sales and maintenance, net of payments to third party distributors, generated exclusively by its 80% owned subsidiary, Histech as follows:

Software Sales                        $ 134,461
Software Maintenance                    267,326
                                       ---------
Subtotal                                401,787
Deferred Software Maintenance          (208,000)
                                       ---------
Total Recognized Revenue                193,787
                                       =========

Histech utilized the service of software distributors for the sales of its products in geographic regions which it has no sales force. During the three months ended November 30, 1996, approximately 40% of sales were generated by software distributors.

Histech recently began shipping a new software product, HIS OPC Agent, that allows users of Hewlett Packard Corporation's Open View network management software running in Unix workstations to also monitor and manage systems running Digital Equipment Corporation's OpenVMS operating system.

Histech plans to release several new software products in the first and second quarters of 1997 for use on Digital OpenVMS, Microsoft Windows NT and various version of Unix-based corporate networks. These products will facilitate the concurrent monitoring of system integrity and security across all three networks from a single Windows NT workstation.

Costs of Sales  - The majority of the Company's costs of sales for the three and
--------------
nine months ended November 30. 1996 relate to costs associated with telecommunication revenues as shown below.


                               Three Months Ended        Nine Months Ended
                            November 30  November 30  November 30  November 30
                               1996         1995         1996         1995
                            -----------  -----------  -----------  -----------

   Global Communications       $ 43,639     $518,253     $573,444   $1,635,920
   Histech                       63,227            -       63,227            -
                               --------     --------     --------   ----------
   Total                       $106,866     $518,253     $636,671   $1,635,920
                               ========     ========     ========   ==========

Global's costs of sales decreased by $474,614 from $518,253 for the three months ended November 30, 1995 to $43,639 for the three months ended November 30, 1996; and decreased by $1,062,476 from $1,635,920 for the nine months ended November 30, 1995 to $573,446 for the nine months ended November 30, 1996. These decreases, as described above, are due primarily to the BTC unilaterally terminating Global's Joint Activity Agreement on July 8, 1996 which disconnected Global's digital link to international carrier services.

It should be noted that, as shown below, that costs of sales as a percentage of telecommunications revenues has significantly declined for both the three and nine month periods ended November 30, 1996 compared to the three and nine month periods ended November 30, 1995.


                          Three Months Ended          Nine Months Ended
                       November 30  November 30    November 30  November 30
                          1996          1995          1996          1995
                      ------------  ------------  -------------  -----------
Cost of Sales as a
Percent of Revenue         45%           81%           84%          94%

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

Costs of sales related to software products and maintenance are comprised primarily of commissions and distribution payments. These costs were 33% of software sales and maintenance revenue for the three month period ended November 30, 1996.

Software Development Costs - Software development costs consists primarily of
--------------------------
salaries, related benefits, consultants fees and other costs. Histech has incurred approximately $262,000 of software development costs in 1996 of which $140,480 were incurred during the three months ended November 30, 1996.

The increase in costs during the three month period ended November 30, 1996 over costs incurred prior to the acquisition of Histech by the company is primarily attributable to increased staffing to support the development of Histech's new distributed system management product, HISmon, and the continued improvement (i.e. new versions) of existing products. The Company believes that a significant level of software development costs will be required to remain competitive and expects such costs will increase in the future, although such costs may decline as a percentage of total revenue to the extent revenue increases.

Sales, General and Administrative Expense - consists primarily of personnel
-----------------------------------------
costs, including salaries, benefits and bonuses and related costs for management, finance and accounting, legal and other professional services. General and administrative expenses are detailed in the following table by individual company below.


                                 Three Months Ended        Nine Months Ended
                              November 30  November 30  November 30  November 30
                                  1996         1995         1996         1995
                              ------------  ----------  ------------  ----------
General and Administrative
   Global Communications        $  143,337    $111,099    $  306,241    $566,914
   Histech                         539,125           -       573,207           -
   Sector Communications           463,344           -       740,697           -
                                ----------    --------    ----------    --------

   Total                        $1,145,806    $222,418    $1,620,145    $455,814
                                ==========    ========    ==========    ========

Only the costs of Sector Communications, Inc. incurred since the it acquired Global on June 18, 1996 in a reverse acquisition are included in the accompanying financial statements.

General and administrative costs at Global declined dramatically for the three month and nine month periods ended November 30, 1996 compared to the three and nine month periods ended November 30, 1995. This decline was due primarily to additional costs incurred by Global during 1995 related to start up operations, marketing, U.S. based administrative costs and other costs. Management expects that Global's general and administrative costs, not taking into consideration any expansion of the current network, to remain at current levels.

Sales, general and administrative costs of Histech consist primarily of salaries and related costs, fees, marketing expenses, depreciation and the amortization of intangible assets. Management of Histech believes that as new products are introduced into the market in the future, significant marketing costs will be incurred to successfully promote these products.

General and administrative costs for Sector increased by $185,991 for the three month period ended November 30, 1996 compared to the three month period ended August 31 1996. Of this increase, approximately $145,000 is attributable to nonrecurring consulting fees and employee severance payments. Management expects Sector's general and administrative costs, exclusive of the above nonrecurring costs, to remain at current levels.

Interest Expense - Interest expense for the three and nine months periods ended
----------------
November 30, 1996 remained relatively consistent with compared to the three and nine month periods ended November 30, 1995. The loan balance has remained constant at $3,181,588 since the final draw of $100,000 in May of 1995. During these periods, the Company incurred interest expense primarily related to the loan payable described in note 9 to the financial statements for the development of Global's telecommunications network and start-up operations.

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

Gold Exploration Costs and Activities - In order to accurately determine the
-------------------------------------
best course to take for the ultimate divesture of its gold assets, the Company incurred exploration costs, as more fully described below of $117,603 during the three month period ended November 30, 1996. No comparable costs for such activities are shown in the statement of operations for the three or nine months ended November 30, 1995. During 1995, the Company did however conducted gold exploration activities, but due to the nature of the acquisition of Global as a reverse acquisition, the historic financial statements are those only of Global and not of Sector, formerly Aurtex. The reader is referred to the Company's February 29, 1996 10-KSB for details concerning exploration costs incurred during its year ended February 28, 1996. The Company incurred approximately $374,000 in total exploration costs during the nine months ended November 30, 1996, of which approximately $17,000 was incurred prior to the reverse acquisition of Global, and as such is not shown in the statement of operations as expense.

In connection with the change in the Company's strategic direction the Company has decided to curtail any significant future gold exploration activities. The Company is currently evaluating options to determine the possibilities of divestiture and or discontinuance of its mineral properties described below. Management believes it has sufficient information from the exploration efforts conducted recently to properly evaluate various possibilities of divestiture of the mineral properties, the Company does not expect to incur significant costs in the future related to its gold exploration properties or other gold exploration related activities.

Vienna Project - During the summer of 1996, a modest drilling program was
--------------
completed by the Company under the direction of the Lodestone Group for the purpose of evaluating the Webfoot sector of the Company's Vienna Property.
Three diamond core exploration holes were drilled. These exploration holes averaged 500 feet in length and cut the vein system approximately 250 feet beneath the surface. Several long intercepts of ore grade resulted. (The best was 113 ft of 0.071 ounces of gold per ton.) However, metallurgical investigation is needed to determine whether this ore is economically minable. The Company has not yet paid the approximately $255,000 due by December 31, 1996 and has received notice informing the Company that it is in default of the Exploration License and Option to Purchase Agreement and has until January 31, 1997 to cure this matter. The Company is currently negotiating with the property owner to reinstate and extend this Agreement.

Ketchum Project - A minor drilling program, consisting of one exploration drill
---------------
hole of 403 feet was conducted under the direction of Agricola Metals Company, a principal of which is a shareholder of the Company, to explore that part of the Wood River formation immediately under the challis volcanics in the Rooks Creek East area of the Company's unpatented claim block. According to Agricola Metals Company, the drill core showed mineralization of the Wood River in this sector. However, faulting prevented the drilling from reaching the critical zone. Further surface investigation, and a modest drilling program, will be needed to determine whether a deposit exists in this location.


Liquidity and Capital Resources

During the nine month period ended November 30, 1996, the Company financed its operations and acquisitions primarily through (i) funds it received from the sale of 983,690 shares of its common stock in offshore private placements in accordance with Regulation S of the Securities Act of 1933 for net sales proceeds of $750,000, (ii) from the sale of 1,671,852 shares of Northfield Minerals Inc. common stock for $2,080,000 as described in note 5 to the financial statements and from an offshore private placement, described in note 8 to the financial statements, in which it sold $1,050,000 of 10% convertible debentures for net proceeds of $911,745.

The Company is currently experiencing negative cash flow from operations but management believes, that with the expected reinstatement of Global's services and increased sales of Histech, that operating cash flow will improve significantly. In October 1996, the Company received $911,745 from debenture financing, most of which was used by the Company to complete the acquisition of Histech ($300,000), provide additional investment to DBE ($200,000) and make a payment to the BTC ($300,000) as described in note 12 to the financial statements. Even with these funds, the addition and projected improvements in operations and cash flows from Global and Histech, and the curtailment of gold exploration activities, the funding of future operations may require further infusion of capital. Based on its current and projected operating levels, the Company believes that it will have sufficient liquid assets to maintain operations for at least the next twelve months.

If additional funds are raised by the Company through the issuance of equity securities, securities convertible into or exercisable for equity securities, or an equity securities exchange, the percentage ownership of the then current stockholders of the Company will be reduced. The Company may issue preferred stock with rights, preferences or privileges senior to those of the Company's common stock. The Company previously received a $5,500,000 commitment, under which it has received $1,250,000, including the $500,000 received on January 17, 1997 described below. The Company anticipates receiving no additional funding from this commitment. On January 17, 1997, the Company entered into two funding agreements, one of which modified the terms of the $200,000 unsecured promissory note described above. Under these new agreements, the Company received an additional $500,000, canceled the unsecured promissory note for $200,000 and issued two new promissory notes in the amount of $350,000 each. These new promissory notes are secured by the Company's ownership interest in Histech, bear interest at 8% and are due on January 14, 1998. Each new promissory note also gives the holder the option, at any time prior to the due date, to convert the note into a 2.33335% ownership interest in Histech, or into unregistered shares of Company common stock at a 30% discount off the closing bid price on the date of conversion.

The Company had no commitments for material capital expenditures as of November 30, 1996.

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

                                    PART II

Item 1.   Legal Proceedings.

On November 11, 1996, HIS Technologies, AG, an 80% owed subsidiary of the Company, and its president, Robert Scherpenhuijzen were served with a complaint filed by Symark International, Inc. ("Symark") alleging unfair competition; interference with advantageous economic relations; and price tampering. This complaint was filed in the Superior Court of the State of California for the County of Los Angeles. Since the date of Symark filing this complaint, Histech has successfully motioned the California courts, had this complaint moved to Federal court, and has filed a motion in Federal court, expected to be heard in January 1997, to have this complaint dismissed.

Histech has also filed suit against Symark in Switzerland for slander. The Swiss courts have granted Histech a temporary retraining order injunction against Symark with respect to statements made by Symark on their Internet home page. The Company expects to have a hearing in Swiss court in February 1997 with respect to the temporary restraining order.

Symark seeks to recover unspecified damages and believes the damages are in excess of $ 50,000. The Company strongly believes that there is no merit to the allegations contained in the Symark complaint and intends to vigorously defend itself in this action.


Item 5.   Other Information.

On September 26, 1996, the Board of Directors approved the Letter Agreement with MCG Management Consulting Group, S.A. ("MCG") providing for among other things that MCG, effective October 14, 1996, will be the Manager in charge of certain of the Company's operations. The Board of Directors canceled this Agreement on November 26, 1996. One of the principles of MCG is Hugo Wyss. Hugo Wyss is a director of Sector AG and the Chairman of the Board of Directors of Histech.

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

10.6 Promissory Note Agreement between ATCALL, Inc. and Sector Communications, Inc. for $250,000, dated July 23, 1996. (Incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-QSB for the quarter ended August 31, 1996.)



10.7 Amendment to the DBE Definitive Investment and Option to Merger Agreement, dated June 19, 1996. (Incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-QSB for the quarter ended August 31, 1996.)

10.8 Second Amendment to the DBE Definitive Investment and Option to Merger Agreement, dated June 19, 1996. (filed herewith).

10.9      Sample Form of Debenture, dated October 13, 1996. (filed herewith)

10.10 Promissory note with Emerald Capital, dated October 13, 1996. (filed herewith)

10.11 Promissory note with Emerald Capital, dated January 17, 1997. (filed herewith)

10.12     Promissory note with Wallington Investment, Ltd, dated January 17,
          1997.

(b)  Reports on Form 8-K:

On November 20, 1996, an Item 2 Form 8-K was filed by the Company related to the acquisition of 80% of the outstanding capital stock of HIS Technologies AG and 100% of the outstanding capital stock of Mountain Software AG by the Company.

Also on November 20, 1996, the Company filed a Form 8-K/A amending an 8-K filed on July 3, 1996 concerning the acquisition by the Company of Global Communications Group, Inc. to include the information required by Item 7 of Form 8-K.

On December 9, 1996, an Item 4 Form 8-K was filed by the Company concerning the change it its certified public accountants from Stark Tinter & Associates to Merdinger, Fruchter, Rosen & Corso.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



January 19,1996                          /s/ Theodore Georgelas
                                         -----------------------
                                         Theodore Georgelas
                                         President and Chief
                                         Executive Officer

                          Sector Communications, Inc.
                                 Exhibit Index


Exhibit
Number     Description                                        Page
---------  -------------------------------------------------  ----
10.8       Second Amendment to the DBE Definitive
           Investment and Option to Merger Agreement.           33

10.9       Sample Form of Debenture, dated October 13, 1996.    34

10.10      Promissory note with Emerald Capital,
           dated October 13, 1996. (filed herewith)             41

10.11      Promissory Note with Emerald Capital,
           dated January 17, 1997 (filed herewith)              42

10.12      Promissory Note with Wallington Investment,
           Ltd, dated January 17, 1997 (filed herewith).        44