Form 10KSB
period 1997-02-28
SECTOR COMMUNICATIONS INC
filed 1997-05-29
CIK 741012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the year ended February 28, 1997
                         Commission File Number 0-22382


                           SECTOR COMMUNICATIONS, INC.
                 (Name of small business issuer in its charter)


              Nevada                                     56-1051491
     (State or other jurisdiction of                 (I. R. S. Employer
      incorporation or organization)                  Identification No.)


               7601 Lewinsville Road, Suite 250, McLean, Va. 22102
                     (Address of principal executive office)

                                 (703) 761-1500
                           (Issuer's Telephone Number)

Securities Registered Pursuant of Section 12(b) of the Act:  None

Securities Registered Pursuant of Section 12(g) of the Act: Common Stock, $0.001
                                                            Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes [X]         No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10- KSB. [ ]

The issuer had operating revenues of $1,258,713 for the year ended February 28, 1997.

This report contains a total of 37 pages. The Exhibit Index appears on page 44.

As of February 28, 1997, there were 44,898,066 shares of the issuer's common stock outstanding. The aggregate market value of the 40,685,373 shares of the issuer's voting stock held by non-affiliates was $13,349,878 based on the last price on that date as reported by the Nasdaq Stock Market. The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares at February 28, 1997, in that such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                           SECTOR COMMUNICATIONS, INC.
                                   FORM 10-KSB
                                February 28, 1997


PART I .......................................................................3
ITEM 1.  Business.............................................................3
ITEM 2.  Properties..........................................................18
ITEM 3.  Legal Proceedings...................................................18
ITEM 4.  Submission of Matters to vote of Security Holders...................19

PART II .....................................................................20
ITEM 5.  Market for Common Equity and Related Stockholder Matters ...........20
ITEM 6.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................. 21
ITEM 7.  Financial Statements................................................31
ITEM 8.  Changes In and Disagreements With Accounting and Financial
         Disclosure..........................................................33

PART III ....................................................................35
ITEM 9.   Directors, Executive Officers, Promoters, and Control Persons:
          Compliance With Section 16(a) of the Exchange Act..................35
ITEM 10.  Executive Compensation.............................................36
ITEM 11.  Security Ownership of Certain Beneficial Owners and Management.....38
ITEM 12.  Certain Relationships and Related Transactions.....................39

PART IV .....................................................................41
ITEM 13.  Exhibits and Reports on Form 8-K...................................41
SIGNATURES...................................................................43
EXHIBIT INDEX................................................................44

                                     PART I

ITEM 1.           BUSINESS

Overview

Sector Communications, Inc. ("the Company") was incorporated in the state of Nevada on March 19, 1990, and since inception, the Company has had no operating revenues, and has accumulated a deficit of $4,402,697 through February 28, 1997.

Formerly a gold exploration and development company -- the Company still has an interest in gold-related assets -- the Company changed its corporate strategy and focus in 1996 to concentrate its energies and efforts on building the Company into an international telecommunications and software company. This was accomplished through the acquisition of already existing companies and products.

As more fully described below, the Company completed the following transactions. As a first step in the transformation from gold exploration to technology, the Company completed the acquisition of 100% of Global Communications Group, Inc. ("Global") as well as an option to purchase the assets and liabilities of Global Communications Technologies, Inc. The Company also entered into agreements with HIS Technologies AG ("Histech") and DBE Software, Inc. ("DBE") whereby it acquired a percentage of the outstanding common stock in each respective company. Additionally, the Company also effected a reverse stock split, declared a stock dividend, and changed its corporate name.


CHANGE OF THE NAME OF THE COMPANY

The Board of Directors of the Company adopted a resolution authorizing an amendment to the Company's Amended and Restated Articles of Incorporation to change the name from "Aurtex, Inc." to "Sector Communications, Inc." Approval of the Amendment by the stockholders was obtained by written consents in lieu of a meeting, dated May 15, 1996, of the holders of a majority of the voting power of the outstanding shares of the Company's Common Stock.

The Company adopted the name Aurtex, Inc. when it was engaged in the business of mineral exploration and developing its Gold Assay System. The Company will no longer be primarily involved in that business and the Board of Directors felt that it would be more appropriate for the Company to adopt a corporate name which relates to its new core business.


GLOBAL COMMUNICATIONS GROUP, INC. / SECTOR-BULGARIA, EOOD

On June 18, 1996, the Company finalized the Stock Purchase and Exchange Agreement with Global that was entered into on April 19, 1996. Under the Agreement, the Company issued 17,000,000 post-reverse split shares of unregistered Company common stock in exchange for 100% of the issued and outstanding capital stock of Global. As a part of this Agreement, the Company also received an option to purchase the assets and liabilities of another company affiliated with Global's shareholders, Global Communications Technologies, Inc. ("Global Tech"). This option is set to expire on June 18, 1997.

OVERVIEW

Global was incorporated in the state of Texas in 1993. A branch of the company was registered in the Republic of Bulgaria subsequent to the signing of a five
(5) year Joint Activity Agreement ("JAA") with Bulgaria's government-owned state telecommunications monopoly, the Bulgarian Telecommunications Company-PLC (the "BTC"), on January 26, 1994. On February 14, 1997, the Company entered into a new ten (10) year JAA with the BTC. As part of this new agreement, a new wholly-owned, Bulgarian subsidiary company, Sector-Bulgaria, EOOD (hereinafter referred to as "Sector BG") was created under which all business is now being done.

The JAA called for Sector BG and the BTC to unite their efforts in order to provide substantially upgraded telecommunications services to the hotel and resort industry in the country. As a well developed part of the national economy, this industry sector is playing a strategic role in Bulgaria's rapid conversion from central planning and state ownership to a more privatized and market-driven economy.

The JAA identifies two basic needs that Sector BG's activities must address in order to meet the demands of its customers:

o Provide direct, automatic, international dialing to the guests of client hotels;

o Deliver upgraded local telephone service to individual business customers through the installation of optical fiber cabling and high-speed digital transmission equipment.

In addition, Sector BG has undertaken the challenge to provide complete equipment upgrades at the customers' premises through the installation of state-of-the-art digital PBXs, call accounting systems, new telephone sets and other services.

Since early 1995, Sector BG has provided telecommunication services to a select group of hotels in the Bulgarian capital of Sofia and in Plovdiv, the country's second largest city and a traditional fair and exhibition center. Sector BG has constructed five optical cable routes in Sofia with a total length of 12 kilometers creating an infrastructure that is able to support future additional customers and further expansion.

Services Provided, Markets and Overall Strategy

Sector Bulgaria currently operates in the Republic of Bulgaria, a country with a population of approximately 8,775,000 and a total area of 110,910 square kilometers (slightly larger than the state of Tennessee). It is well known among tourist operators, having the unique combination of natural resources, historical past, traditional architecture and fine cuisine.

Bulgaria possesses an almost unbroken line of beautiful beaches along its 300 kilometer Black Sea coast. Hundreds of hotels are clustered around the two biggest cities, Varna and Bourgas, in several resort areas - St. Constantin, Golden Sands and Albena to the north and Sunny Beach, Elenite and Dyuni to the south. A three to four hour drive transfers the tourist to Alpine surroundings in the mountain resorts of Pamporovo and Borovetz - well known ski centers in Western Europe.

The capital of Bulgaria, Sofia, is a large industrial and business center at the foot of the Vitosha mountain - a picturesque natural park and a convenient ski center half an hour away from the city. Plovdiv, Bulgaria's second largest city, has become an international fair and exhibition center with major events in the spring and autumn and many other events throughout the year. Varna and Bourgas are industrial and tourist centers with ports on the Black Sea.

There are two characteristic aspects of the Bulgarian telecommunication infrastructure: the heritage of the communist past and the recent tendencies to modernization. In the early nineties, democratic Bulgaria inherited from the former totalitarian communist state a telecommunication infrastructure with technically obsolete, poorly maintained and worn out electromechanical switching systems. Long distance transmission was analog, based on antiquated FDM multiplex systems and microwave relays. The local loop was in no better condition. The only telephone instrument in use was the ubiquitous rotary dial phone.

There were great anomalies and discrepancies between the general statistics data and the actual network development and service quality. The 1995 CIA World Fact Book reports that Bulgaria's telephone system consists of approximately 2,600,000 telephones or 29 phones per 100 persons, that 67% of the households in Sofia have telephones, that automatic telephone service is available in most villages, that two thirds of the lines are residential etc. These ostensibly attractive statistics disguise the severe problems of Bulgaria's antiquated telecommunication system. The waiting list for telephone service in the bigger cities is still hopelessly long, the quality of transmission poor, the static and distortion in local loop circuits renders them useless for anything but voice grade and low bit-rate data services.

Growth and socioeconomic change have come about in Bulgaria in the aftermath of the end of the communist regime. New and increased demands are being placed upon Bulgaria's inadequate telecommunications infrastructure placing additional stress on the Bulgarian public telephone operator's ability to supply its users with the required capacity. This in turn, is causing the users to operate in an environment which lacks critical communications capabilities. This situation is further exacerbated by the poor financial health of Bulgaria's balance of payments and hard currency reserves which are inadequate to invest in and modernize such important areas as its telecommunications infrastructure.

A typical example of Bulgaria's attempt to modernize its telecommunications infrastructure is the Digital Overlay Network (DON) project of the BTC. Its major goal is to significantly upgrade the national long distance network by creating a digital transmission and switching overlay of the existing analog environment thus creating the backbone of further network upgrades.

Even with the completion of the DON, compared to western standards, Bulgaria lags considerably behind. For Bulgaria's most visible and demanding users, such as international four and five star rated hotels, large sea and mountain resorts with traditional international business and tourist flow, foreign and domestic companies, embassies, and trading houses, requiring constant and efficient access to international and long distance communications, the inability to offer sufficient quality in all segments of the connection, be it switched-voice, facsimile or data, mean a potential loss of business revenue, inability to obtain timely critical business and other information, and a frustrated user population.

Sector BG currently has contracts to provide services to a select group of hotels in Sofia and Plovdiv. Sector BG has constructed five optical fiber cable routes in Sofia with a total length of 12 kilometers (6 fibers), creating an infrastructure for future cost effective connection of additional customers and further expansion.

Sector BG offers to its customers the following basic services:

o upgrading of the local loop to optical and direct connection to the international gateway switch through the Sector BG operated private network;

o   worldwide dialing access;

o complete telecommunication equipment upgrade in the customer's premises including, installation of new modern PBX(s), call accounting systems, new telephone sets, and other services.

Sector BG's strategy is to expand the optical fiber cable construction in Sofia and Plovdiv and to provide international and national long distance direct dialing to additional hotels, western businesses, banks and embassies. New services will also be developed to enrich and diversify the types of products available to the customer, e.g. debit card calling, Internet access, Reuters access, credit card validation, etc., based on the near-infinite transmission capacities of the optical fiber and related equipment. This strategy and the implementation of such an expansion of the network services is highly dependent upon the ability of the company to secure adequate financing and contract with new customers -- the assurance of which is highly uncertain.

Sector BG also expects to extend these services to the major Black Sea resort areas clustered around the cities of Varna and Bourgas, as well as the popular mountain ski centers of Borovetz and Pamporovo.

Sector BG's customers represent the most lucrative market segments: 1) the hotel and resort industry, and 2) business users. Both of these markets demand a high quality of service (QoS) and at the same time are able to afford the higher premiums to procure these services. Sector BG invoices its customers based on US dollars. Payments are collected in the local currency at the daily exchange rate in order to minimize currency translation and devaluation risk.

Sources and Availability of Materials

The materials and vendors necessary for Sector BG to continue operations are available from many sources. Sector BG foresees no shortage of supplies or difficulties in acquiring materials and vendors necessary to conduct its business as presently conducted.

Sector BG relies heavily on its own expertise. Three local and one US-based subcontractor companies are retained to provide certain technical equipment and services including:

o   engineering   support  for  proprietary   computer  and   telecommunications
    equipment;

o cable route surveys, coordination with the BTC and local authorities on permit and license issues, construction and laying of the optical fiber cable including testing and documentation;

o   call logging equipment and billing service support;

o   digital transmission telecommunication equipment.

All three Bulgarian companies are leaders in their specific business domains and Sector BG has a well established relationship with each. Should it be necessary to obtain new or additional subcontractors, Sector BG has an adequate number of alternative local and international equipment and service vendors. There exist, however, many political and regulatory risks in Bulgaria which could seriously impact the ability of the Company to obtain required contractual services or to retain its own employees.

Description of the Network

Sector BG has installed five Mitel SX 2000 Light PBXs in five hotels in the cities of Sofia and Plovdiv and has expanded or upgraded most of the remaining PBXs in the remaining hotels to which Sector BG provides service. Call logging and accounting equipment and interfaces to the hotel information systems are provided to every customer. Five PBXs, four Mitel SX 2000 and one Northern Telecom Meridian 1, are connected via optical fiber directly to Sector BG's Concentrator Tandem in Sofia. The remaining hotel customers are temporarily connected by leased local lines awaiting the construction of the optical cable route. Currently, all Sector BG's hotel customer's PBXs retain their traditional interface to the PSTN for local, national, long distance and incoming international calls.

Sector BG supports a remote control and customer service center in its office and switch room in Sofia. It assists its hotel customers administration in resolving any dialing and billing problems of its guests. Emergency services to its customers is provided on a 24 hour basis.

A centralized billing system issues monthly bills to the customers that are matched to the records of the hotel call logger.

Government Regulation  and Operating Agreements


The telecommunications sector of Bulgaria was initially based on the legal and regulatory framework of the Soviet Union. Under this system, the Ministry of Posts and Telecommunications was given the monopoly over all telecommunications services, including television and broadcasting. Article 16 of the Bulgaria's Constitution stated that "...posts, telegraph, telephones, radio and television...are state property only." The Ministry is responsible for planning and coordinating policies concerning telecommunications services.

Reform in telecommunications in Bulgaria began in 1991. It is part of the general tendencies in Europe in this field and covers three domains: structure, jurisdiction and technology. The reform aims at a gradual ousting of state monopoly in telecommunications by establishing government regulation and a competitive telecommunications service market.

The Committee of Post and Telecommunications ("CPT") is the regulatory body for telecommunications, mobile phone, satellite and cable TV operators in Bulgaria. It is a state organization which has no say over the economic aspects of the main national operator the Bulgarian Telecommunications Company LTD ("BTC") which holds the monopoly on basic network services, satellite communications, all long-distance and international telephone and telex services.

The CPT sets the development strategy for the telecommunication infrastructure, approves bids, tenders and grants licenses to operating entities. The CPT's stated goal is to drive forward the liberalization of the telecommunications market through licensing and privatization. Bulgaria intends to follow the general recommendations of the European Union's Green Paper on Telecommunications and the Uruguay Round of GATT negotiations regarding liberalization of the telecommunications sector. Bulgaria's government announced earlier this year that it would offer 25% of the BTC for sale in an effort to spur privatization and raise cash to pay for the country's $10 billion foreign debt.

On September 21, 1993, Global Communications Group, Inc. ("Global") executed a Memorandum of Understanding with the BTC to provide a closed, private, long distance traffic network for the hotel and resort industry in the Republic of Bulgaria. Global and the BTC then executed a JAA on January 26, 1994 which enabled Global to provide end-to-end international carrier switched service to terminate all switched voice traffic from the hotels in Bulgaria.

On July 8, 1996, the BTC unilaterally and unexpectedly terminated the JAA and prohibited Global from accessing the state-owned long-distance switching network and effectively terminated Global's ability to provide its core service - international long-distance access. Although the Company considered the BTC's actions both illegal and unjustifiable, it entered into negotiations with the BTC to effect a settlement.

On February 14, 1997, the Company entered into its current ten (10) year Joint Activity Agreement ("JAA-2") with the BTC to provide an enhanced group of services to its customers. As part of this new agreement, which replaces the original five (5) year JAA, a new, wholly-owned, Bulgarian subsidiary company, Sector-Bulgaria, EOOD (referred to hereinafter as "Sector BG") was created. All business is being done as Sector BG and existing contracts and agreements are being modified to reflect the new operating structure. Ultimately, it is anticipated that all of the assets and liabilities of Global will be assigned to Sector BG.

The JAA-2 is currently being updated with the BTC to reflect the latest changes in the PSTN - the installation of a state of the art international gateway switch, which allows the termination with the BTC of all international traffic with sufficient quality rather than leasing special circuits and terminating it to other private operators. Sector BG plans to continue to develop the fiber optic loop and act as an agent of its customers in their relations with the BTC to deliver traditional and future telecommunications services to them.

In February 1997, Bulgaria entered into a World Trade Organization Agreement (the "WTO Agreement") that should have the effect of liberalizing the provision of switched voice telephone and other telecommunications services in many foreign countries beginning January 1, 2003. As a result of the WTO Agreement, the Company expects the BTC, among other things, to reexamine its policies regarding (i) the services that may be provided by foreign owned international common carriers, and (ii) the provision of international switched voice services outside of the traditional settlement rate and proportionate return regimes. The implementation of the WTO Agreement may also make it easier for foreign carriers with market power in their home markets to offer Bulgarian and foreign customers end-to-end services to the disadvantage of Sector BG, which may face substantial obstacles in obtaining from foreign governments and foreign carriers the authority and facilities to provide such end-to-end services.

Competition

Virtually all markets for telecommunications services are extremely competitive, and the Company expects that competition will intensify in the future. In each of the markets in which it offers telecommunications services, the Company faces significant competition from carriers with greater market share and financial resources. The Company competes in Bulgaria with the government provider, which has historically monopolized the local telecommunications market. A continuing trend toward business combinations and alliances in the telecommunications industry and Bulgaria's move to privatize its telecommunications system may create significant new competitors to the Company. Many of the Company's existing and potential competitors have financial, personnel and other resources significantly greater than those of the Company. Other potential competitors include foreign telephone companies, wireless telephone companies, electric utilities, microwave carriers and private networks of large end users. In addition, the Company competes with equipment vendors and installers and telecommunications management companies with respect to certain portions of its business.

For most of the Company's communications services, the factors critical to a customer's choice of a service provider are cost, ease of use, speed of installation, quality, reputation and, in some cases, geography, and network size. Sector BG's objective is to be one of the most responsive service providers, particularly when providing customized communications services. Sector BG's array of communications facilities and international relationships, together with its engineering and operations capability, provide Sector BG with considerable flexibility in tailoring cost-effective communications services to meet its customers' requirements. Ownership of this network will allow Sector BG to implement complex permanent and temporary communications circuits to and from locations throughout Bulgaria. Sector BG relies on its decentralized management structure and the local orientation of its operations and personnel to distinguish itself from larger, less personalized operations. In addition, Sector BG's understanding of Bulgaria's telecommunications technical and regulatory issues has often allowed Sector BG to provide prompt solutions to the diverse communications needs of its customers. No assurance can be given, however, that the Company's strategies will be successful.

The Company may also be subject to additional competition due to the development of new technologies and increased availability of domestic and international transmission capacity. For example, even though fiber-optic networks, such as that of the Company, are now widely used for long distance transmission, it is possible that the desirability of such networks could be adversely affected by changing technology. The telecommunications industry is in a period of rapid technological evolution, marked by the introduction of new product and service offerings and increasing satellite and fiber optic transmission capacity for services similar to those provided by the Company. The Company cannot predict which of many possible future product and service offerings will be important to maintain its competitive position or what expenditures will be required to develop and provide such products and services.

Dependence on major customers

The Company currently provides services to a limited base of customers and therefore relies heavily on the business from each. Sector BG's five largest customers accounted for 77% of total revenues for the year ended February 28, 1997. No single customer, however, accounted for more than 21% of all revenues generated. Sector BG is actively working to increase both its customer base and the types of services that it provides in order to reduce the dependence on any single customer.

Tariffs

The tariff structure of the BTC is slowly undergoing changes that are trying to reflect the transition to a market economy while still providing social credit to subscribers with poor financial status, which constitutes the majority of the telecommunications users in Bulgaria. Tariffs, both international and domestic are approved by the government and are defined in the local currency - the Bulgarian Leva. Sector BG's current practice of charging its customers in U.S dollars allows Sector BG to recognize increased profit margins due to the inflationary environment surrounding the Leva, and to realize tariff conservatism due to the social pressure of the low standard of living in Bulgaria.

Effective July 1, 1996, the BTC introduced a new tariff structure. Sector BG's average blended carrier revenue and expense rates are $2.058 and $1.438, respectively, leaving a $0.62 gross profit. These amounts were calculated based on a Leva to US dollar exchange rate of 156 Leva for each US dollar. At February 28, 1997 the conversion rate was 1,955 Lev to the dollar. If the Lev continues its devaluation against the US dollar there will be a corresponding increase in gross profit to Sector BG. There have been numerous tariff adjustments since July 1996 with the approximate effective weighted tariff rate currently at $1.00 per minute.

Employees

At April 30, 1997, Sector BG had 11 full time employees in Bulgaria. The technical staff consists of three highly qualified system engineers and a service technician that perform network planning and engineering, as well as the maintenance functions of Sector BG's Network facilities and the five hotel PBXs. Sector BG uses independent contractors for cable construction, call logger installation and for other functions as necessary. Three employees are responsible for customer billing and accounting. The remainder of the employees perform administrative and logistical tasks.

Sector Communications AG

On July 31, 1996, the Company acquired 100% of the outstanding capital stock of Sector Communications AG ("Sector AG") from Murray Services, Ltd. ("Murray") for the purpose of holding the equity interests acquired by the Company in Switzerland, namely HIS Technologies AG and Mountain Software AG. At the time that Sector AG was acquired it had neither assets nor liabilities. Sector AG now holds the Company's equity investment in Histech, however, it currently has no operating budget, revenues nor employees.


HIS Technologies AG, Mountain Software AG

On August 12, 1996 Sector entered into a Definitive Agreement with the shareholders of Histech and Mountain Software AG ("Mountain") whereby the Company's wholly owned subsidiary, Sector AG, would acquire 80% of the capital interest in Histech and 100% of Mountain.

Effective August 23, 1996, Sector AG acquired 54.45% of the capital stock of Histech from two Histech shareholders, Joan Brown and Aledo Services, Ltd. ("Aledo"), and 100% of the stock of Mountain from Simon Brown, the sole shareholder of Mountain, in exchange for 9,846,154 shares and 1,712,375 shares of the Company's common stock, respectively. The Company also purchased 3,428 shares of previously unissued Histech shares representing a 25.55% interest for $1,200,000. The Company anticipates that Mountain may be merged into Histech at some future date. Hugo Wyss, a director of Sector AG and the

Chairman of the Board of Directors of Histech, is also a director of Aledo.

As compensation for services performed in this transaction, the Company issued 1,250,000 shares of common stock and warrants for the purchase of 1,250,000 shares of common stock at an exercise price of $0.79 per share, expiring three years from the date of issue, to KAV Kapitalangleger Verlag AG (" KAV").

On February 18, 1997, the Company entered into an agreement (the "Peacetime Agreement") with Peacetime Communications, Ltd.; Emerald Capital, Inc.; and Wallington Investment, Ltd. ("Wallington"), whereby the Company canceled obligations to Peacetime, Emerald and Wallington in the aggregate amount of approximately $4,080,000 and obtained additional financing in the amount of $1,000,000 (or less, at the Company's discretion) through the sale of 25% of its ownership in Histech; all of the Company's interests in DBE Software, Inc. ("DBE"); and 1,000,000 shares of the Company's common stock. Peacetime received 2,417 shares of the common stock of Histech representing 18% of the total outstanding shares of Histech and the Company's entire claim to 145,745 shares of DBE common stock representing 14.594% of the outstanding DBE common stock. The DBE common stock has been placed into escrow pursuant to an escrow agreement executed concurrently with the Agreement. Upon the receipt of one million dollars, the escrow agent shall transfer the Company's interest in DBE to Peacetime. In the event that less than one million dollars is drawn by the Company, a percentage of the Company's interest in DBE, which is proportionate to the amount of capital provided to the Company, shall be delivered to Peacetime with the remainder of the DBE interest returned to the Company. Emerald and Wallington each received 134 shares of Histech common stock
(representing 1% of the total number of outstanding shares of Histech) and 500,000 shares of the Company's common stock.

Overview

HIS Technologies AG (hereinafter "Histech") is a Swiss corporation founded in 1996. Histech is an independent software vendor that develops and markets enterprise automation software solutions for managing distributed computer systems in multivendor, multiplatform computing environments.

Histech's products are used by information systems professionals whose organizations rely on the performance of their computing resources to conduct business. Histech is committed to the quality of the products and services it provides to its customers and continually invests in research and development to maintain the quality of its software products.

Histech initially introduced its systems management products for Digital Equipment Corporation's OpenVMS operating system, but is currently adapting its major products to also run on the Microsoft Windows NT and Unix operating systems. Histech is also developing a new line of products that will operate simultaneously across all three environments. There can be no assurance, however, that the products will be delivered on schedule or that more competitive products will not be released by the competitors of the Company.

A substantial portion of Histech's net revenues is derived from user license fees sold through distributors. Histech's license agreements generally do not impose minimum sale obligations on the distributors and, accordingly, the distributors have no obligation to sell Histech's products. In addition, Histech has no control over the shipping dates or volumes of systems sold through its distributors and therefore there can be no assurance that any distributor will ship Histech's products in the future. Failure of Histech's distributors to achieve significant sales and fluctuations in the timing and volume of such sales could have a materially adverse effect on Histech's and therefore Histech's operating results and financial condition.

Market

Over the last 25 years, systems management has evolved from simply monitoring resource usage in a single mainframe to automated management of client/server applications across the information system enterprise. This includes the monitoring and management of mainframes, servers, networks and applications from disparate vendors across a myriad of platforms.

The explosive growth of computing resources throughout the enterprise poses new challenges for systems management. Organizations are increasingly dependent on information systems for their moment-to-moment operations. If systems fail to deliver service to the internal end user, there can be an immediate impact on external customers and the bottom line.

Applications become increasingly complex as they support more business functions and are distributed across the enterprise on downsized platforms. Today's computing environment includes mainframes, minicomputers, workstations and LANs spread throughout the organization.

Along with the task of supporting this complex, mission-critical resource, corporate MIS departments are under continuous pressure to reduce all the costs associated with information systems and their management -- hardware, software, networks and personnel.

The growing diversity of the enterprise computing environment contributes to other features of the current market. While IBM's dominance of the MIS organization is eroding, customers are concerned with protecting their investment in their information systems. This in turn is driving the emergence of often conflicting standards for systems management, such as SNMP, DCE and various emerging object-oriented strategies like CORBA, OLE, DCOM, etc. In an effort to reduce training costs and increase efficiencies, there is a customer-driven trend toward consolidating the installed vendor base and standardizing on as few products as possible.

Despite recent acquisitions, a smaller field of software vendors has been slow to deliver significant integration among system management tools while the market continues to demand out-of-the-box interoperability of diverse products.

In the face of these market dynamics, traditional approaches to systems management -- which focus on managing discrete components such as CPUs, subsystems, devices and networks -- cannot meet the challenge of managing service levels for complex distributed systems.

Histech is focused on delivering the next generation of automated systems management products needed to respond to these challenges although no assurance can be given that such a focus will result in a viable, competitive products or products.

Histech's strategy focuses on the business needs of large companies with strategic development of distributed information technologies. Histech hopes to deliver a comprehensive solution aimed at helping customers gain proactive command and control of their distributed computing environment. Certain functions of entire enterprises can be managed and automated from a central point-of-control, regardless of the devices, operating systems, network standard and platforms it contains.

Products

Histech's initial products operated only with the OpenVMS operating system. Histech's future success will depend, in significant part, on its ability to develop new features and functionality for existing products and port its products to and distribute products for other operating systems, such as Microsoft Windows NT and Unix. There can be no assurance that Histech's current and future porting efforts will be successful.

Histech currently offers the following core products for use with the OpenVMS operating system: HIS-Remote, HIS-UAF Maestro, HIS-Queues, HIS-SuperPassword, HIS-FDM, HIS-ProcessEye, HIS-Security, HIS-RAP, HIS-UAF Administrator, and the HIS-Agent for OpenView. These products offer many features that are not available from other commercial OpenVMS applications.

HIS-Remote - Provides the launch point for all HIS System Management products. It enables the distribution and installation of software on remote nodes, runs remote applications, and helps to organize the desktop.

HIS-UAF Maestro - User account management. HIS-UAF Maestro is an OpenVMS system management product designed to simplify and greatly reduce the amount of time required for account management. Supports both VAX and AXP-Alpha platforms. Works with accounts, disk quotas, identifiers, mail profiles, and network and proxy accounts. Provides template support and bulk account creation and duplication. Features comprehensive report generation including custom report creation.

HIS-Queues - Printer and Job Queue Management. Manages queues network-wide using a unique drag-and-drop graphical user interface. Makes printer and batch queue management as easy as clicking a button.

HIS-SuperPassword - User password synchronization. Set-and-forget solution for multinode password synchronization. Changes any passwords in the network, creates and distributes a rules database, monitors listeners and views any HIS-SuperPassword files on a server node. Provides a secure level of password functionality not found in other OpenVMS products.

HIS-FDM - File and disk management. Brings a network-wide file and disk manager with a Windows-style user interface and functionality to the OpenVMS file system, plus much more. HIS-FDM can copy directory trees between devices (even over the network) undelete files, edit files on remote nodes, compress/ decompress files, view binary contents of files or execute a file by double clicking on the icon.

HIS-ProcessEye - Process control and monitor. Dynamically monitors and controls OpenVMS network processes. Allow systems mangers to change priority, search for runaway processes and track performance of any process on the network.

HIS-Security - Security monitor. HIS-Security combines a graphical interface and standard DECnet client/server communications to provide a powerful security management system.

HIS-RAP (Remote Access Platform) - Provides users with the ability to run applications on remote nodes without the need to log onto those nodes. Controls access to applications through a simple-to-use user-specific menu system. Hides the network topology from the end-user and eliminates the need to install and manage application software on every node.

HIS-UAF Administrator - Extends the user account administration task to include the administration of Digital's ALL-IN-1, MAILworks and DDS profiles in addition to OpenVMS accounts.

HIS-UAF Administrator UNIX Server/HIS-UAF Administrator Windows NT Server - Allows systems managers to control and manage user accounts for OpenVMS, UNIX and Windows NT on the same network. A graphical interface provides a clear overview of all users and their related accounts cross platform via the subscribers records stored in the HIS-UAF X.500 database. Help-desk operators can use HIS-UAF Administrator for assisting a user who has a specific problem e.g. forgotten passwords, account names etc. Reduces the need for staff to learn different administration tools across different applications and operating systems.

HIS-OpenView Agent - The HIS OpenVMS Agent for Hewlett-Packard's OpenView IT/Operations product provides transparent integration of Digital's proprietary OpenVMS operating system into that enterprise management frameworks. OpenVMS systems can consistently be monitored and controlled from a central HP OpenView IT/O management station located anywhere in the network. All OpenVMS related information is clearly identified and a dedicated OpenVMS operator can be defined with specific responsibility areas and management tasks. This product uses a combination of agent- and message-based capabilities to extend reach and scalability to any level of the enterprise.

Customer Support and Product Maintenance

Histech offers product maintenance, which includes maintenance and updating of product capabilities to accommodate changes in a customer's hardware and software. An initial period of one year of maintenance is included in all of Histech's software licenses after which Histech offers optional maintenance renewals. Histech also provides extensive computer-supported problem solving capabilities over the telephone for its customers as part of their maintenance contracts. Histech believes that support of its customers and products is very important, and it continually attempts to improve its support systems and techniques.

Consulting, Education and Computer Services

Consulting and educational services with regard to the application of Histech products are provided to customers on a fee basis.

Marketing and Customers

Histech sells its products in Switzerland and in the Benelux countries through its own internal sales force. In the rest of Europe and in North America, Histech's products are sold through its distributor channels.

Histech's largest distributor, Raxco, Inc., was founded in 1977, and is headquartered in Rockville, Maryland. Raxco was one of the first vendors to provide system management solutions for Digital Equipment Corporation platforms and its reputation for quality products and long-term support has been proven globally.

Raxco maintains a global presence with offices in the United States, United Kingdom, and the Netherlands and owns distributors in several other countries. Raxco's customer list features 49 of the Fortune 50 most profitable companies and numbers over 25,000 customers worldwide. The July 1995 edition of Software Magazine listed Raxco as a Top 100 Software Vendor, and has also been named the winner of 7 Target Awards from Digital News & Review. For the year ended February 28, 1997, Raxco, Inc. (US) accounted for 11% of Histech's revenues, while Raxco UK accounted for 15%.

The process of configuring Histech's products to meet the specific hardware and software requirements of the environments in which they will be used is rapid; consequently, shipments are generally made within one week of the time the order is received. In addition, Histech offers its customers the opportunity to use its products on a trial basis such that upon final acceptance by the customer, full installation has already been completed. Accordingly, Histech has no significant backlog of orders at any time.

Histech's customers are generally large corporate and government organizations including industrial companies, commercial banks, insurance companies, communications companies, retailers, transportation companies, utilities, health care and educational institutions, and federal, state and local governments. No customer accounted for greater than 10% of Histech's revenues in 1996.

Competition

The computer software industry is highly competitive. There are many larger software vendors that have substantially greater financial and technical resources than Histech; in the future, these companies may develop and market products similar to those offered by Histech. Competitive products are currently offered by a number of independent software companies. The most important consideration for customers of systems and network management software are product and product line capability, integration, on-going product enhancement, ease of installation and use, reliability and quality of technical support, documentation and training, name recognition, vendor experience and stability, and, to a lesser extent, price. The Company believes that it competes favorably in these areas although the dynamic nature of the software industry could quickly place Histech and its products at a competitive disadvantage.

Research and Development

The computer hardware and software industries are characterized by rapid technological change, which requires a continuing high level of expenditures for the development and maintenance of software products. It is customary for modifications to be made to a software product as experience with its use grows or as changes in manufactures' hardware and software so require. In 1996 the Company incurred approximately $327,000 of software development costs aimed at both enhancing the existing products and adding several new ones. No R&D costs were capitalized for the year ended February 28, 1997.

Proprietary Rights

Histech relies on confidentiality and non-competition agreements with its employees in order to protect its proprietary know-how and employs various methods to protect the software, concepts, ideas and documentation of it proprietary technology. Such methods, however, may not afford complete protection, and there can be no assurance that others will not independently develop similar know-how or obtain access to Histech's know-how or software, concepts, ideas and documentation. Histech does not sell or transfer title to its products to customers. The products are licensed on a "right-to- use" basis pursuant to a perpetual license, which is nontransferable and restricts use of the products to the customer's internal purposes on specified computers at specified sites.

Employees

As of February  28, 1997  Histech  employed  twelve  persons  (five as full-time contractors), including sales, marketing and related activities; product development and customer support; management, administration and finance. Of such employees, seven are employed in Switzerland, four are employed in the United Kingdom, and one is employed in Benelux. Histech believes that its employee relations are good and anticipates hiring additional employees in the future.

DBE Software, Inc.

On June 17, 1996, the Company entered into a Definitive Investment and Option to Merge Agreement, with DBE Software, Inc. ("DBE"). This agreement allowed the Company, at its option, to acquire up to 100% of the outstanding capital stock of DBE in two stages. The first stage provided that the Company purchase previously unissued equity of DBE representing a 20% capital stock interest for $1,500,000 of which $1,100,000 was paid during the period of May through June 16, 1996.

On January 17, 1997, the Company renegotiated its Agreement with DBE and converted its $1,100,000 investment into a 14.594% equity ownership interest and agreed to waive its option to purchase any additional equity of DBE.

On February 18, 1997, the Company divested itself of its 14.594% ownership interest in DBE in accordance with the Peacetime Agreement.

Krissos Resources, Inc.

Effective May 31, 1996, the Company transferred certain assets, liabilities and obligations of its gold business to Krissos Resources, Inc. ("Krissos"), a newly formed, wholly owned subsidiary of the Company. Historically, the Company's principal activities have been conducting surface and exploration drilling on its gold exploration projects located in Idaho.

Vienna Project

On October 18, 1994, The Company entered into an Exploration License and Option Agreement to acquire a 100% interest in 43 patented and 13 unpatented mining claims encompassing approximately 850 acres of the historic Vienna district in central Idaho. This district has produced an estimated two million ounces of silver and an undefined amount of gold since 1880.

During 1994 and 1995, the Company began investigation of the Vienna Project in central Idaho with the objective of taking what was a historic silver-producing district and evaluating the gold potential. The Company's geologists identified seven highly-altered zones, identified as Webfoot A & B, Vienna A & C, and Solace A, B and C.

The Company's preliminary evaluation program during the 1995 exploration season was relatively short due to an exceptionally heavy winter. As a result no exploration drilling was conducted. The 1995 exploration program consisted of analysis and assay of core that was drilled by previous operators from underground in the Webfoot Mine (one of three main historic mines in the district), surface trenching and geological mapping through the district, and preliminary petrographic and metallurgical studies. At the time, the Company's geologist felt, that despite the limited nature of the results to date (the interpretations are considered preliminary because of the lack of surface drilling information), that the property appears to hold considerable promise for hosting a moderate-sized (100,000 to 200,000 ounce) gold ore body. Channel sampling and the previous underground drilling in the 600-foot level of the Webfoot Mine confirm an approximate 100 to 150 foot width of ore averaging 0.04 oz/ton gold. Surface trenching at Webfoot showed that material of similar grade continued upward for 100 to 700 feet to the surface. The width of the ore-grade material at the surface is slightly narrower, averaging about 10 to 29 feet.

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

Effective May 15, 1997, the Company relinquished its option rights to the Vienna Project believing that the exploration results to-date did not justify the significant additional funding needed to extend its option agreement.

Ketchum Project

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

For the 1996 exploration season, the Company engaged the services of Agricola Metals Company, a principal of which is a shareholder of the Company, to direct a gold exploration drilling program in one of these two areas. Results of this exploration were inconclusive with more testing deemed necessary to determine if any viable ore-bearing deposits exist. No plans have been established to conduct future exploration at this time.

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

The Company does not have title opinions on its unpatented mining claims or leased properties and, therefore, has not identified potential adverse claimants nor has it quantified the risk that any adverse claimant may successfully contest all or a portion of its title to the claims. Furthermore, the validity of all unpatented mining claims is dependent upon inherent uncertainties such as the sufficiency of the discovery of minerals, proper posting and marking of boundaries, and possible conflicts with other claims not determinable from descriptions of record.

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

Environmental and Regulatory Matters

The Company is engaged in exploring for gold and is subject to various Federal, state and local provisions regarding environmental and ecological matters. Many of the Company's exploration activities are conducted on public lands. The U. S.
D. A. Forest Service extensively regulates exploration activities conducted in National Forests where most of the Company's claims are located. All operations of the Company involving the exploration for minerals are subject to existing laws and regulations adopted by Federal, state and local governmental authorities. Requirements imposed by any such authorities could be costly, time consuming, and may delay operations. Future legislation and regulations, including those designed to protect the environment, as well as future interpretations of existing laws and regulations, may require substantial increases in equipment and operating costs to the Company and may cause delays, interruptions, or a termination of operations. While to date, environmental requirements have not had a material effect on the Company's operations, the Company cannot accurately predict or estimate the impact of any future laws or regulations, or future interpretations of existing laws and regulations, on its operations.

Gold Assay System

The Company has the world wide right to make, sell and use the Gold Assay System although there are no efforts being made to produce or sell the system or to determine the market for such a system. The Company ceased research and development efforts related to the Gold Assay System in 1995.


EMPLOYEES

At April 30, 1997, the Company, in addition to the staff employed by its subsidiaries, had two full-time and three part-time employees. The Company also uses independent contractors and consultants, as necessary, and anticipates hiring additional employees in the future.

PRINCIPAL OFFICE

The Company is a Nevada corporation with its executive offices located at 7601 Lewinsville Road, Suite 250, McLean, Virginia 22102. Its telephone number is
(703) 761-1500.


ITEM 2.        PROPERTIES

MINING CLAIM PROPERTIES

The Company's mining claim properties are described in the "Mining Claim Properties" section of Item 1.

Office Facilities

At April 30, 1997, the Company leased the following facilities:


                            Lease           Approximate
      Location           Primary Use        Sq. Footage      Expiration
      --------           -----------        -----------      ----------
     McLean, VA       Corporate Office        12,943         March 2003
 San Francisco, CA    Corporate Office         1,300          July 1999
   Englewood, CO      Corporate Office         3,664       September 2000

At April 30, 1997, the Company's subsidiaries leased the following facilities:


                               Lease            Approximate
       Location             Primary Use         Sq. Footage         Expiration
       --------             -----------         -----------         ----------
 Zurich, Switzerland     Corporate Office          3,488             June 2000
   Sofia, Bulgaria       Corporate Office          2,500           January 2001

The Company is committed under non-cancelable operating lease agreements for office space at the above locations and has subleased the entire California and Colorado locations and substantial portions of the McLean location on terms similar to its master leases.


ITEM 3.           LEGAL PROCEEDINGS

On November 8, 1996 Symark International, Inc. ("Symark") filed a complaint against HIS Technologies AG ("Histech") and its managing director, Robert Scherpenhuijzen, in the Superior Court of the State of California for the County of Los Angeles. On December 3, 1996, the action was removed to the United States District Court for the Central District of California. On March 21, 1997, the District Court granted Histech's motion to dismiss the action for improper venue on the ground that the forum selection clause in the contract between Histech and Symark specified the courts of the Canton of Zurich, Switzerland for the resolution of disputes between Histech and Symark. On April 18, 1997 Symark served notice of its appeal to the Ninth Circuit Court of Appeals of the dismissal of its lawsuit. The appeal is now pending before the Ninth Circuit.

The focus of this case thus far has been on the procedural issue of whether the case should be dismissed for improper venue because of the forum selection clause. The Company anticipates the appeal will be decided by approximately the first quarter of next year.

The lawsuit arose from disputes between Histech and Symark concerning their respective rights and obligations under the License and Reseller Agreement dated August 1, 1995 between them (the "Agreement"). Symark contended that Histech had attempted to engage Symark in "unfair and unlawful acts and practices and unfair competition" with Histech and another distributor, Raxco, and also had made disparaging remarks to Symark's customers. Histech's position is that Symark's allegations are baseless, and that Symark has breached the Agreement, primarily by failing to pay license fees and by representing Histech's products as Symark's own. Ultimately, Histech terminated the Agreement.

Symark is seeking injunctive relief and monetary damages to be proved at trial.


ITEM 4.           Submission of Matters to vote of Security Holders

No matters were brought to a vote of the Security Holders during the quarter ended February 28, 1997.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

The Company's common stock trades on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol "SECT". The following table sets forth the high and low sales price for each quarter since the Company's listing on Nasdaq, as reported by the Nasdaq Stock Market.

The quotations represent prices between dealers in securities, do not include retail markup, markdowns or commissions and may not necessarily represent the actual transactions.


Quarter Ended                      High        Low
-------------                      ----
May 31, 1995                       0.78        0.44
August 31, 1995                    0.87        0.41
November 30, 1995                  0.81        0.31
February 29, 1996                  0.50        0.28



May 31, 1996                       0.56        0.31
August 31, 1996                    2.38        1.00
November 30, 1996                  1.63        0.56
February 28, 1997                  0.72        0.28

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

At March 31, 1997 there were 289 holders of record of the Company's common stock. The Company believes that many additional holders of the Company common stock are unidentified because their shares are held by brokers in nominee accounts or "street name". The number of beneficial owners holding stock in nominee or "street name" is estimated by the Company to be approximately 750.

REVERSE STOCK SPLIT AND STOCK DIVIDEND

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

Effective June 18, 1996, the Company reverse split its common stock one share for every 5.909635 currently outstanding shares. The Company also issued a stock dividend of 1.25 shares of post reverse split common stock for each share of common stock outstanding immediately after the reverse split (but prior to the issuance of shares of common stock to the shareholders of Global and the grant of unregistered stock to certain of the Company's officers, directors and employees). The par value of the Company's common stock and the authorized number of shares did not change.

The Company has not paid cash dividends on its common stock and presently has no intentions to do so. The Company expects to retain any future earnings to fund operations for the foreseeable future.

RECENT ISSUANCE OF COMMON STOCK

On February 18, 1997, the Company issued 500,000 shares of common stock each to Wallington Investment, Ltd. and Emerald Capital, Inc. pursuant to the Peacetime Agreement. The sales of the securities described above were made in reliance upon exemptions from the registration requirements of the Securities Act of 1933 for transactions not involving a public offering. The certificates for the securities bear a legend accordingly.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Sector  Communications,  Inc. and its  subsidiaries  ("Sector")  include certain estimates, projections and other forward-looking statements in its reports, presentations to analysts and others, and other material disseminated to the public. There can be no assurances of future performance and actual results may differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements include: (i) the effects of vigorous competition in the markets in which Sector operates; (ii) the cost of entering new markets necessary to provide seamless services; (iii) the impacts of any unusual items resulting from ongoing evaluations of Sector's business strategies; (iv) requirements imposed on Sector and its competitors by the
Bulgarian Telecommunications Company ("BTC"); (v) unexpected results of litigation filed against Sector; and (vi) the possibility of one or more of the markets in which Sector competes being affected by variations in political, economic or other factors such as monetary policy, legal and regulatory changes or other external factors over which Sector has no control.

As a software developer and vendor, the Company believes that its ability to compete successfully depends on a number of factors, including product performance and functionality, the cost of internal product development versus the cost of obtaining licensed products from outside vendors, time-to-market and the cost of on-going maintenance. The Company's future success will depend significantly on its ability to develop additional advanced products more rapidly and less expensively than its existing and potential customers, to persuade such customers to license the Company's products rather than to develop their own systems management products, and to adapt its products to run on the Microsoft Windows NT and Unix operating systems. There can be no assurance that the Company will be able to accomplish this successfully. Many of the Company's existing and potential competitors have substantially greater financial, technical, marketing, sales and distribution resources than the Company. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's operating results and financial condition.

Any substantial decrease in the Company's revenues will materially and adversely affect its operating results since most of the Company's manpower and other expenses are fixed and cannot be adjusted rapidly to compensate for a substantial decrease in revenues.

OVERVIEW

During the year ended February 28, 1997, the Company changed its corporate strategy and focus, concentrating its energies and efforts on building the Company into an international provider of telecommunications services and computer software products. Through the acquisition of existing companies and products, the Company began its transition from that of gold exploration to technology production and marketing.

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

In conjunction with the acquisition of Global, the Company also received an option to purchase the assets and liabilities of another company affiliated with Global's shareholders, Global Communications Technologies, Inc. ("Global Tech"). The Company is currently in the process of conducting due diligence in regards to this option which is set to expire on June 18, 1997. To date, no determination has been made as to whether the option will be exercised.

As part of a new Joint Activity Agreement signed with the Bulgarian Telecommunications Company-LTD ("BTC"), a new wholly-owned, Bulgarian subsidiary company, Sector-Bulgaria, EOOD ("Sector BG") was created. All business is being done as Sector BG and existing contracts and agreements are being modified to reflect the operating structure. All assets and liabilities of Global will ultimately be transferred to Sector BG.

With the resumption of carrier services, Sector BG is once again a profitable business operation. Furthermore, management has commenced negotiations with international financing sources for a multi-fold expansion of Sector BG's network. There can be no assurances, however, that these negotiations will be successful.

Effective August 31, 1996, the Company completed its acquisition of an 80% equity interest in HIS Technologies AG ("Histech") and 100% of Mountain Software AG ("Mountain"). Based in Zurich, Switzerland, Histech and Mountain (which was subsequently merged into Histech) specialize in the development, sales and support of software products.

On June 19, 1996, the Company entered into a Definitive Agreement for the acquisition DBE Software, Inc. ("DBE"), located in Virginia. DBE is a software development and marketing company, specializing in database management tools designed to work with relational database management software (RDBMS) products from IBM, Oracle, Computer Associates, and other major providers. This Definitive Agreement was significantly modified, as described in note 3 to the financial statements, on January 16, 1997.

On February 18, 1997, the Company entered into an agreement (the "Peacetime Agreement") with Peacetime Communications, Ltd.; Emerald Capital, Inc.; and Wallington Investment, Ltd. ("Wallington"), whereby the Company canceled obligations to Peacetime, Emerald and Wallington in the aggregate amount of approximately $4,080,000 and obtained additional financing in the amount of $1,000,000 through the sale of 25% of its ownership in Histech; all of the Company's interests in DBE Software, Inc. ("DBE"); and 1,000,000 shares of the Company's common stock. Peacetime received 2,417 shares of the common stock of Histech representing 18% of the total outstanding shares of Histech and the Company's entire claim to 145,745 shares of DBE common stock representing 14.594% of the outstanding DBE common stock. The DBE common stock has been placed into escrow pursuant to an escrow agreement executed concurrently with the Agreement. Emerald and Wallington each received 134 shares of Histech common stock (representing 1% of the total number of outstanding shares of Histech) and 500,000 shares of the Company's common stock.

Sector BG

Sector BG has undertaken to be the sole private provider of direct-dial international long distance telephone service for the hotel/resort industry, banking industry, foreign embassies and western businesses in the cities of Sofia and Plovdiv in the Republic of Bulgaria. This is the first step in a series of related telecommunications development projects planned for Bulgaria. To date, Sector BG and Global have made a substantial investment in fiber optic cable, telecommunications equipment, and related infrastructure in accordance with its agreement with the BTC.

Growth of Sector BG's operation is anticipated in four areas: (i) increased call volume of existing customers, (ii) broadened customer base along the existing network in Sofia and Plovdiv, (iii) broadened customer base along new segments of the network, and (iv) expanding the concept to other Eastern European countries.

As more fully described below and in note 15 to the financial statements, Sector BG recently experienced periods when its access to long-distance service was denied due to what management believed was arbitrary and illegal acts of individuals connected with the BTC. The State Prosecutor's office in Sofia, Bulgaria supported the Company's position in these matters and had issued orders for the BTC to fully restore Sector BG's operations. Following the termination of access to international carrier services, executive management of the Company held numerous face-to-face meetings with the Chairman of the Board and Executive Director of the BTC and with the President of the Committee of Posts and Telecommunications ("CPT"). As a result of those meetings, a new revised agreement went into effect on February 21, 1997 in the form of a Joint Activity Agreement between the Company and the BTC. Under the terms of the new agreement, the Company will receive 100% of the "shared revenue" generated by its customers and 35% of the profits generated by "carrier revenue". All of the Company's Bulgarian expenses will be paid before carrier revenue is apportioned.


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

As described above, the Company, on February 18, 1997, entered into the Peacetime Agreement whereby it disposed of 25% of its interests in Histech in order to cancel existing obligations and obtain additional financing. This reduced the Company's ownership interest to 60% of the total outstanding Histech common stock.


DBE Software, Inc.

The Company entered into a definitive agreement with DBE Software, Inc. as described in note 3 to the financial statements. DBE is a software development, distribution and marketing company, specializing in database management tools designed to work with relational database management software (" RDBMS") products from IBM, Oracle, Computer Associates, and other major providers.

In order to cancel existing obligations, obtain additional financing and maintain the liquidity of the Company, it was decided by Management to sell the Company's entire equity interest in DBE. On February 18, 1997, the Company, as described above, entered into the Peacetime Agreement whereby it disposed of 100% of its claim of 145,745 shares of DBE common stock representing 14.594% of the outstanding DBE common stock.

RESULTS OF OPERATIONS

The year ended February 28, 1997 Compared to the year ended February 29, 1996

TELECOMMUNICATION REVENUE - The Company earns all of its telecommunications revenue from (i) providing direct-dial services for international long distance calls to a select group of hotels and resorts in the cities of Sofia and Plovdiv in Bulgaria; (ii) from the integration, installation, and maintenance of customer-owned digital phone systems; and (iii) from usage-based percentages of Company-owned digital phone systems through shared revenue agreements with some of its customers.

The Company's telecommunications revenue decreased by $1,411,148 from $2,162,641 for the year ended February 29, 1996 to $751,493 for the year ended February 28, 1997. This decrease in revenue is due primarily to the Bulgarian Telephone Company ("BTC") unilaterally terminating the Company's Joint Activity Agreement, without prior notice or cause, on July 8, 1996. On that date the BTC disconnected Sector BG's digital link to international carrier services, thus suspending the majority of the services provided by the Company to its customers. As such, no revenue was earned by the Company from its customers from outgoing international long distance calls during the period July 8, 1996 through February 14, 1997 when the new JAA went into effect. During the period that the digital link was not in operation, the Company continued to receive revenue from some of its customers through non-carrier based shared revenue agreements.

The Company expects that the new operating agreement with the BTC will result in revenues increasing to levels experienced prior to the majority of its services being discontinued.

SOFTWARE SALES AND MAINTENANCE - Effective August 31, 1996, the Company began recording the sales and maintenance revenue of its majority owned subsidiary, Histech. No revenue related to Histech's operations was recorded prior to that time, since the acquisition of Histech was accounted for as a purchase, effective August 31, 1996.

During the period ended February 28, 1997, the Company recorded $507,220 in software sales and maintenance, net of payments to third party distributors, generated exclusively by its 80% owned subsidiary, Histech as follows:

Software Sales and Maintenance...................$ 1,367,220.
Deferred Software Maintenance......................(860,000.)
                                                   ---------
Total Recognized Revenue...........................$ 507,220.
                                                   ==========

Histech utilized the services of software distributors for the sales of its products in geographic regions which it has no sales force. During the period ended February 28, 1997, approximately 58% of sales were generated by software distributors.

COSTS OF SALES - The majority of the Company's costs of sales for the year ended February 28, 1997 relate to costs associated with telecommunication revenues as shown below.

                                            Year Ended

                                 February 28            February 29
                                     1997                   1996
Sector BG / Global                $ 726,945            $ 2,076,845
Histech                             169,226                     --
                                    -------             ----------
Total                             $ 896,171            $ 2,076,845
                                  =========            ===========

Sector BG's costs of sales decreased by $1,349,240 from $2,076,845 for the year ended February 29, 1996 to $726,945 for the year ended February 28, 1997. This decrease is due primarily to the BTC unilaterally terminating Sector BG's Joint Activity Agreement on July 8, 1996 which disconnected Sector BG's digital link to international carrier services.

Costs of sales related to software products and maintenance are comprised primarily of commissions and distribution payments. These costs were 34% of software sales and maintenance revenue for the period ended February 28, 1997.

Software Development Costs - Software development costs consists primarily of salaries, related benefits, consultants fees and other costs. Histech has incurred approximately $327,000 of software development costs in fiscal 1997 of which $206,000 was incurred subsequent to Histech being acquired by the Company and prior to the period ending date of February 28, 1997.

The increase in costs during the period ended February 28, 1997 over costs incurred prior to the acquisition of Histech by the company is primarily attributable to increased staffing to support the development of Histech's new distributed system management product, HISmon, and the continued improvement (i.e. new versions) of existing products. The Company believes that a significant level of software development costs will be required to remain competitive and expects such costs will increase in the future.

Sales, General and Administrative Expense - consists primarily of personnel costs, including salaries, benefits and bonuses and related costs for management, finance and accounting, legal and other professional services. General and administrative expenses are detailed in the following table by individual company below.


                                                     Year Ended

                                           February 28            February 29
General & Administrative                       1997                   1996
                                               ----                   ----
  Sector BG / Global                      $   453,995              $ 658,113
  Histech                                   1,433,369                 -
  Sector Communications                     1,177,504                 -
                                          -----------              ---------
  Total                                   $ 3,064,868              $ 658,113
                                          ===========              =========

Only the costs of Sector Communications, Inc. incurred since the it acquired Sector BG on June 18, 1996 in a reverse acquisition are included in the accompanying financial statements.

General and administrative costs at Sector BG/Global declined dramatically for the year ended February 28, 1997 compared to the year ended February 29, 1996. This decline was due primarily to additional costs incurred by Sector BG/Global related to start up operations, marketing, U.S. based administrative costs and other costs. Management expects that Sector BG's general and administrative costs, not taking into consideration any expansion of the current network, to remain at current levels.

Sales, general and administrative costs of Histech consist primarily of salaries and related costs, fees, marketing expenses, depreciation and the amortization of intangible assets. Management of Histech believes that as new products are introduced into the market in the future, significant marketing costs will be incurred to successfully promote these products.

General and administrative costs for Sector for the period ended February 28, 1997 include approximately $180,000 of nonrecurring consulting fees, professional fees and employee severance payments. Management expects Sector's general and administrative costs, exclusive of the addition of new employees and of the above non-recurring costs, to remain at current levels.

Interest  Expense -  Interest  expense  for the year  ended  February  28,  1997 remained relatively consistent when compared to the year ended February 29, 1996. The loan balance has remained constant at $3,181,588 since the final draw of $100,000 in May of 1995. During these periods, the Company incurred interest expense primarily related to the loan payable described in note 11 to the financial statements for the development of Sector BG/Global's telecommunications network and start-up operations.

In connection with the acquisition of Global, the Company entered into a Debt Repayment Agreement under which the Company assumed and agreed to pay in full the debt, which was to be due and payable-in-full three years from the closing date of the Stock Purchase Agreement. This Agreement also granted the Company the option to repay this debt in full, at any time on or prior to the maturity date, by the issuance of three million shares of unregistered common stock of the Company to the note holder. Pursuant to the Peacetime Agreement described above, the debt was canceled effective February 28, 1997.

The Company expects that interest expense may increase in the future to the degree it continues to borrow funds in order to implement its capital expenditure plans.

Gold Exploration Costs and Activities - In order to accurately determine the best course to take for the ultimate divestiture of its gold assets, the Company incurred exploration costs, as more fully described below, of $454,347 during the period ended February 28, 1997. No comparable costs for such activities are shown in the statement of operations for the year ended February 29, 1996. During 1995, the Company did conduct gold exploration activities, but due to the nature of the acquisition of Global as a reverse acquisition, the historic financial statements are those only of Sector BG/Global and not of Sector, formerly Aurtex. The reader is referred to the Company's February 29, 1996 10-KSB for details concerning exploration costs incurred during its year ended February 29, 1996. The Company incurred approximately $471,000 in total exploration costs during the year ended February 28, 1997, of which approximately $17,000 was incurred prior to the reverse acquisition of Sector BG, and as such is not shown in the statement of operations as expense. In addition, previously capitalized costs related to the Vienna Project in the amount of $100,000 were expensed during the period.

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

Vienna Project - During the summer of 1996, a modest drilling program was completed by the Company under the direction of the Lodestone Group for the purpose of evaluating the Webfoot sector of the Company's Vienna Property. Three diamond core exploration holes were drilled. These exploration holes averaged 500 feet in length and cut the vein system approximately 250 feet beneath the surface.

Several long intercepts of ore grade resulted (the best was 113 ft of 0.071 ounces of gold per ton), however, metallurgical investigation is needed to determine whether this ore is economically minable. The Company relinquished its option rights with respect to the Vienna property effective May 15, 1997.

KETCHUM PROJECT - A minor drilling program, consisting of one exploration drill hole of 403 feet was conducted under the direction of Agricola Metals Company, a principal of which is a shareholder of the Company, to explore that part of the Wood River formation immediately under the challis volcanics in the Rooks Creek East area of the Company's unpatented claim block. According to Agricola Metals Company, the drill core showed mineralization of the Wood River in this sector. However, faulting prevented the drilling from reaching the critical zone. Further surface investigation, and a modest drilling program, will be needed to determine whether a deposit exists in this location.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended February 28, 1997, the Company financed its operations and acquisitions primarily through (i) funds it received from the sale of 983,690 shares of its common stock in offshore private placements in accordance with Regulation S of the Securities Act of 1933 for net sales proceeds of $750,000,
(ii) from the sale of 1,671,852 shares of Northfield Minerals Inc. common stock for $2,080,000 as described in note 7 to the financial statements and from an offshore private placement, described in note 10 to the financial statements, in which it sold $1,050,000 of 10% convertible debentures for net proceeds of $911,745.

The Company is currently experiencing negative cash flow from operations but management believes, that with the reinstatement of full communications services in Bulgaria and increased sales by Histech, that operating cash flow will improve. In October 1996, the Company received $911,745 from debenture financing, most of which was used by the Company to complete the acquisition of Histech ($300,000), provide additional investment to DBE ($200,000) and make a payment to the BTC ($300,000). Even with these funds, the addition and projected improvements in operations and cash flows from Sector BG and Histech, and the curtailment of gold exploration activities, the funding of future operations may require further infusion of capital. Based on its current and projected operating levels, and the $1MM financing described above, the Company believes that it will have sufficient liquid assets to maintain operations for at least the next twelve months.

If additional funds are raised by the Company through the issuance of equity securities, securities convertible into or exercisable for equity securities, or an equity securities exchange, the percentage ownership of the then current stockholders of the Company will be reduced. The Company may issue preferred stock with rights, preferences or privileges senior to those of the Company's common stock. The Company previously received a $5,500,000 commitment, under which it has received $1,250,000, including $500,000 received on January 17, 1997 as described below. The Company anticipates receiving no additional funding from this commitment. On January 17, 1997, the Company entered into two funding agreements, one of which modified the terms of the $200,000 unsecured promissory note described above. Under these new agreements, the Company received an additional $500,000, canceled the unsecured promissory note for $200,000 and issued two new promissory notes in the amount of $350,000 each. These new promissory notes were secured by the Company's ownership interest in Histech, bore interest at 8% and were due on January 14, 1998. These notes were canceled pursuant to the Peacetime Agreement as described above.

Pursuant to the Peacetime Agreement described above, Peacetime canceled and discharged all of the outstanding debt that was assumed by the Company, including all outstanding principal and accrued interest totaling approximately $4,080,000.

The Company had no commitments for material capital expenditures as of February 28, 1997.

FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. There are certain important factors that could cause results to differ materially from those in the forward-looking statements contained in the above discussion. Among such important factors are (i) the timely creation of versions of the Company's products for the Microsoft Windows NT and Unix operating systems, (ii) the impact of Microsoft Windows NT, Unix and other operating systems on the OpenVMS market upon which the Company's current products are dependent, (iii) the reliance on distributors to continue reselling the Company's products, (iv) the ability of the Company to successfully expand the distribution of its products through new and unproven channels, including resellers, integrators, distributors and direct sales, (v) the risk associated with the Company's engineering effort needed to develop products for Microsoft Windows NT and Unix,
(vi) the impact of competitive products and pricing, (vii) the uncertainty of the labor market and local regulations in Switzerland, Bulgaria and the UK,
(vii) the Company's ability to hire and retain research and development personnel with appropriate skills in a highly competitive labor market, and
(viii) such risks and uncertainties as are detailed from time to time in the Company's SEC reports and filings, including this Form 10-KSB for the 1997 fiscal year.


In addition to the factors described above, factors that may contribute to future fluctuations in quarterly operating results include, but are not limited to: (i) development and introduction of new operating systems that require additional development efforts; (ii) introduction or enhancement of products by the Company or its competitors; (iii) changes in pricing policies of the Company or its competitors; (iv) increased competition; (v) technological changes in computer and telecommunications systems and environments; (vi) the ability of the Company to timely develop, introduce and market new products and services;
(vii) quality control of products and services sold; (vii) market readiness to deploy systems management products for distributed computing environments; (ix) market readiness to deploy new telecommunications services; (x) market acceptance of new services, products and product enhancements; (xi) customer order deferrals in anticipation of new products and product enhancements; (xii) the Company's success in expanding its sales and marketing programs; (xiii) personnel changes; (xiv) foreign currency exchange rates; (xv) mix of products sold; and (xvi) general economic conditions

The Company's future revenue will also be difficult to predict. Accordingly, any significant shortfall of revenue in relation to the Company's expectations or any material delay of customer orders would have an immediate adverse effect on its business, operating results and financial condition. As a result of all of the foregoing factors, Sector believes that period-to-period comparisons of the Company's results of operations are not and will not necessarily be meaningful and should not be relied upon as any indication of future performance

MANAGEMENT OF GROWTH; DEPENDENCE ON KEY PERSONNEL. In the future, the Company will be required to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and to expand, train and manage its employee work force. There can be no assurance that the Company will be able to effectively manage such growth. Its failure to do so would have a material adverse effect on its business, operating results and financial condition. Competition for qualified sales, technical and other qualified personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain additional highly qualified employees in the future. If the Company is unable to hire and retain such personnel, particularly those in key positions, its business, operating results and financial condition would be materially adversely affected. The Company's future success also depends in significant part upon the continued service of its key technical, sales and senior management personnel. The loss of the services of one or more of these key employees could have a material adverse effect on its business, operating results and financial condition. Additions of new and departures of existing personnel, particularly in key positions, can be disruptive and can result in departures of existing personnel, which could have a material adverse effect on the Company's business, operating results and financial condition

Uncertainty in Developing Products for New Operating Systems. Sector's products operate primarily on the OpenVMS operating system. Sector's current product development activities are primarily directed towards developing new products for the Windows NT and UNIX operating systems, developing enhancements to its current products and porting new products and enhancements to other operating systems. Sector has made and intends to continue to make substantial investments in porting its products to new operating systems and the Company's future success will depend on its ability to successfully accomplish such ports.


The process of porting existing products and product enhancements to, and developing new products for, new operating systems requires a substantial capital investment, the devotion of substantial employee resources and the cooperation of the owners of the operating systems to which the products are being ported or developed. For example, the added focus on porting and development work for the Windows NT market has required, and will require the Company, to hire additional personnel with expertise in the Windows NT environment as well as devote its engineering resources to these projects. The diversion of engineering personnel to this area may cause the Company to be delayed in its other product development efforts. Furthermore, operating system owners have no obligation to assist in these porting or development efforts, and may instead choose to enter into agreements with other third party software developers or internally develop their own products. In particular, the failure to receive a source license to certain portions of the operating system, either from the operating system owner or a licensee thereof, would prevent the Company from porting its products to or developing products for such operating system. There can be no assurance that the Company's current or future porting efforts will be successful or, even if successful, that the operating system to which the Company elects to port to or develop products will achieve or maintain market acceptance. The failure of the Company to port its products to new operating systems or to select those operating systems that achieve and maintain market acceptance could have a material adverse effect on the Company's business, operating results and financial condition

Risks Associated With International Operations. International revenue (from sales outside the United States and Canada) accounted for a significant percentage of Sector's total revenues for 1997. The Company believes that its success depends upon continued expansion of its international operations. Sector currently has sales offices in Bulgaria, Switzerland and Benelux and product development groups in Switzerland and the UK. Sector has resellers in North America and Europe. International expansion may require the Company to establish additional foreign offices, hire additional personnel and recruit additional international resellers. This may require significant management attention and financial resources and could adversely affect the Company's operating margins. To the extent the Company is unable to effect these additions efficiently and in a timely manner, its growth, if any, in international sales will be limited, and its business, operating results and financial condition could be materially and adversely affected. There can be no assurance that the Company will be able to maintain or increase international market demand for its products

As of February 28, 1997, Sector had engineers and contractors employed by its Swiss subsidiary located in Zurich and London who perform certain product development work. The Company's Bulgarian subsidiary operates autonomously from Sofia. These international operations subject Sector to a number of risks inherent in developing products outside of the United States, including the potential loss of developed technology, imposition of governmental controls, export license requirements, restrictions on the export of critical technology, political and economic instability, trade restrictions, difficulties in managing international operations and lower levels of intellectual property protection.

The Company's international business will also involve a number of additional risks, including lack of acceptance of localized products, cultural differences in the conduct of business, longer accounts receivable payment cycles, greater difficulty in accounts receivable collection, seasonality due to the slow-down in European business activity during the Company's third fiscal quarter, unexpected changes in regulatory requirements and royalty and withholding taxes that restrict the repatriation of earnings, tariffs and other trade barriers, and the burden of complying with a wide variety of foreign laws. The Company's international sales will be generated primarily through its international distributors and are expected to be denominated in local currency, creating a risk of foreign currency translation gains and losses. To the extent profit is generated or losses are incurred in foreign countries, the Company's effective income tax rate may be materially and adversely affected. In some markets, localization of the Company's products is essential to achieve market penetration. The Company may incur substantial costs and experience delays in localizing its products, and there can be no assurance that any localized product will ever generate significant revenue. There can be no assurance that any of the factors described herein will not have a material adverse effect on the Company's future international sales and operations and, consequently, its business, operating results and financial condition

The Company's future financial performance will depend in large part on the continued growth in the number of companies adopting systems management solutions for their client/server computing environments. There can be no assurance that the market for storage management software and services will continue to grow. If the systems management software and services market or the long-distance access market fails to grow or grows more slowly than the Company currently anticipates, or in the event of a decline in unit price or demand for the Company's systems management products or telecommunications services, as a result of competition, technological change or other factors, the Company's business, operating results and financial condition would be materially and adversely affected. During recent years, segments of the computer industry have experienced significant economic downturns characterized by decreased product demand, production over capacity, price erosion, work slowdowns and layoffs. The Company's financial performance may, in the future, experience substantial fluctuations as a consequence of such industry patterns, general economic conditions affecting the timing of orders, and other factors affecting capital spending. There can be no assurance that such factors will not have a material adverse effect on the Company's business, operating results and financial condition

Rapid Technological Change and Requirement for Frequent Product Transitions. The market for the Company's products is characterized by rapid technological developments, evolving industry standards and rapid changes in customer requirements. The introduction of products embodying new technologies, the emergence of new industry standards or changes in customer requirements could render the Company's existing products obsolete and unmarketable. As a result, the Company's success depends upon its ability to continue to enhance existing products, respond to changing customer requirements and develop and introduce in a timely manner, new products that keep pace with technological developments and emerging industry standards. Customer requirements include, but are not limited to, product operability and support across distributed and changing heterogeneous hardware platforms, operating systems, relational databases and networks. For example, as certain of the Company's customers start to utilize Windows NT or other emerging operating platforms, it will be necessary for the Company to enhance and port its products or develop new products to operate on such platforms in order to meet these customers' requirements. There can be no assurance that the Company's products will achieve market acceptance or will adequately address the changing needs of the marketplace or that the Company will be successful in developing and marketing enhancements to its existing products or new products incorporating new technology on a timely basis. Sector has in the past experienced delays in product development, and there can be no assurance that the Company will not experience further delays in connection with its current product development or future development activities. If the Company is unable to develop and introduce new products, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially and adversely affected. Because the Company has limited resources, the Company must restrict its product development efforts and its porting efforts to a relatively small number of products and operating systems. There can be no assurance that these efforts will be successful or, even if successful, that any resulting products or operating systems will achieve market acceptance

The Company may also be subject to additional competition due to the development of new technologies and increased availability of domestic and international transmission capacity. For example, even though fiber-optic networks, such as that of the Company, are now widely used for voice and data transmission, it is possible that the desirability of such networks could be adversely affected by changing technology. The telecommunications industry is in a period of rapid technological evolution, marked by the introduction of new product and service offerings and increasing satellite and fiber optic transmission capacity for services similar to those provided by the Company. The Company cannot predict which of many possible future product and service offerings will be important to maintain its competitive position or what expenditures will be required to develop and provide such products and services.

DEPENDENCE ON PROPRIETARY TECHNOLOGY; RISKS OF INFRINGEMENT. The Company's success depends upon its proprietary technology. The Company will rely on a combination of copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect its proprietary rights. The Company does not have any patents material to its business and has no patent applications filed. As part of its confidentiality procedures, the Company will generally enter into non-disclosure agreements with its employees, distributors and corporate partners, and license agreements with respect to its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently. Policing unauthorized use of the Company's products is difficult and although the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. The Company will make source code available for certain of its products and the provision of such source code may increase the likelihood of misappropriation or other misuses of the Company's intellectual property. In selling its products, the Company will also rely in part on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, effective protection of intellectual property rights is unavailable or limited in certain foreign countries. There can be no assurance that the Company's protection of its proprietary rights, including any patent that may be issued, will be adequate or that the Company's competitors will not independently develop similar technology, duplicate the Company's products or design around any patents issued to the Company or other intellectual property rights


Sector is not aware that any of its products infringes the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim such infringement by the Company with respect to current or future products. The Company expects that software product developers will increasingly be subject to such claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in the industry segment overlaps. Any such claims, with or without merit, could result in costly litigation that could absorb significant management time, which could have a material adverse effect on the Company's business, operating results and financial condition. Such claims might require the Company to enter into royalty or license agreements. Such royalty or license agreements, if required, may not be available on terms acceptable to the Combined Company or at all, which could have a material adverse effect upon the Company's business, operating results and financial condition.

ITEM 7.           FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                    Page
                                                                    -----

Independent Accountants' Report ...................................   33

Financial Statements

     Balance Sheets................................................   34

     Statements of Operations......................................   35

     Statements of Stockholders' Equity............................   36

     Statements of Cash Flows......................................   37

     Notes to Financial Statements.................................   39

                           SECTOR COMMUNICATIONS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 28, 1997


                          INDEPENDENT AUDITORS' REPORT



TO THE BOARD OF DIRECTORS
SECTOR COMMUNICATIONS, INC.

We have audited the accompanying consolidated balance sheet of SECTOR COMMUNICATIONS, INC. of February 28, 1997 and February 29, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SECTOR COMMUNICATIONS, INC. as of February 28, 1997 and February 29, 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                                       MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                       Certified Public Accountants



New York, New York
April 18, 1997

                           SECTOR COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEET

                                                               February 28,        February 29,
                                                                   1997                1996
                                                                   ----                ----
         ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents                                 $       80,096         $       22,429
  Accounts Receivable, net of provision for
   doubtful accounts of $50,678 and $-0-                           618,845                348,427
  Marketable Securities (Note 9)                                    21,762                     -
  Related Party Receivables (Note 5)                                32,198                     -
  Receivable on Sale of Securities (Note 14)                     1,000,000                     -
  Notes Receivables (Note 6)                                       143,110                     -
  Prepaid Expenses and Deposits                                    117,426                 23,840
                                                             -------------         --------------
      Total Current Assets                                       2,013,437                394,696
                                                              ------------          -------------

PROPERTY AND EQUIPMENT (Note 4)                                  2,170,846              1,975,797
  Accumulated Depreciation                                      (1,060,696)              (569,939)
                                                              ------------           ------------
  Net Book Value                                                 1,110,150              1,405,858
                                                              ------------            -----------

OTHER ASSETS
  Intangible Assets, net (Note 8)                                5,350,447                     -
  Capitalized Mining Claim Costs                                 1,036,523                     -
  Deposits                                                          41,953                     -
                                                             -------------       ---------------
      Total Other Assets                                         6,428,923                     -
                                                             -------------       ---------------

      TOTAL OTHER ASSETS                                      $  9,552,510           $  1,800,554
                                                              ============           ============

         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable and Accrued Expenses                      $   1,218,867          $     826,382
  Short-Term Borrowing (Note 9)                                     12,028                     -
  Deferred Revenue                                                 449,254                     -
  Due to Related Parties                                           474,021                     -
                                                            --------------       ---------------
      Total Current Liabilities                                  2,154,170                826,382

Rent Deposit                                                        12,248                     -
Loan Payable (Note 11)                                                  -               3,774,426
                                                          ----------------           ------------

      TOTAL LIABILITIES                                          2,166,418              4,600,808
                                                             -------------           ------------

Commitments and Contingencies (Note 17)

STOCKHOLDERS' EQUITY (Note 12)
  Preferred Stock, $.001 par value; 5,000,000 shares
   authorized, no shares issued and outstanding                         -
  Common Stock, $.001 par value; 50,000,000 shares
   authorized, 44,898,066 shares issued and outstanding             44,898                    300
  Additional Paid-in Capital                                    13,116,354                     -
  Retained Deficit                                              (5,658,196)            (2,581,889)
  Cumulative Foreign Currency Translation Adjustment              (116,964)              (218,665)
                                                            --------------          -------------
      Total Stockholders' Equity                                 7,386,092             (2,800,254)
                                                             -------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $   9,552,510           $  1,800,554
                                                             =============           ============

              The Accompanying Notes are an Integral Part of These
                       Consolidated Financial Statements.

                                                SECTOR COMMUNICATIONS, INC.
                                           CONSOLIDATED STATEMENT OF OPERATIONS
                                                    FOR THE YEARS ENDED

                                                              February 28,           February 29,
                                                                 1997                   1996
                                                                 ----                   ----
REVENUE
    Telecommunication Revenue                                 $    751,493            $ 2,162,641
    Software Sales & Maintenance                                   507,220                     -
                                                              ------------         -------------
                                                                 1,258,713              2,162,641
COST OF SALES                                                      896,171              2,076,485
                                                              ------------            -----------

GROSS PROFIT                                                       362,542                 86,156
                                                              ------------          -------------

OPERATING EXPENSES
    Gold Exploration Costs                                         554,347                     -
    Software Development Costs                                     205,834                     -
    Compensation Expense Related to
     Stock Grants (Note 12)                                        407,916                     -
    Sales, General & Administrative                              2,978,034                658,113
                                                               -----------           ------------
       Total Operating Expenses                                  4,146,131                658,113
                                                               -----------           ------------

Loss From Operations                                            (3,783,589)              (571,957)
                                                               -----------           ------------

OTHER INCOME (EXPENSE)
    Interest Expense                                              (341,115)              (356,348)
    Other Income (Expense)                                          37,084                 (1,184)
    Impairment of Claim Costs                                   (1,036,500)                    -
    Other Fees & Charges (Note 15)                                (236,636)                    -
    Foreign Exchange Gain (Loss)                                   (14,083)                 5,871
                                                              ------------          -------------
       Total Other Income (Expense)                             (1,591,250)              (351,661)
                                                               -----------           ------------
Loss Before Provision for Income Taxes and
 Extraordinary Item                                             (5,374,839)              (923,618)

Provision for Income Taxes                                              -                      -
                                                             -------------          --------------

Loss Before Extraordinary Item                                  (5,374,839)              (923,618)

Extraordinary Item
    Gain on Extinguishment of Debt
    (Net of Income Tax Benefit of $0) (See Notes 11 and 14)      2,298,532                     -
                                                                -----------        --------------

Net Loss                                                       $(3,076,307)            $ (923,618)
                                                               ===========         ==============

Loss Per Share:
    Loss Before Extraordinary Item                             $     (0.19)           $     (0.11)
    Extraordinary Item                                                0.08                     -
                                                            --------------      ----------------
    Net Loss Per Share                                         $     (0.11)           $     (0.11)
                                                            ==============        ===============

Weighted Average Common Shares Outstanding                      28,209,462              8,293,233

              The Accompanying Notes are an Integral Part of These
                       Consolidated Financial Statements.

                           SECTOR COMMUNICATIONS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                             Common Stock                         Additional      Cumulative
                                          --------------------      Paid-in      Accumulated      Translation
                                           Shares       Amount      Capital        Deficit         Adjustments      Total
                                           ------       ------      -------        -------         -----------      -----

Balance, December 31, 1995                   1,000      $  300     $       -    $(2,489,883)      $  (154,780)  $(2,644,363)

Translation Adjustments                                                                               (63,885)      (63,885)

Net Loss                                         -           -             -        (92,006)                -       (92,006)
                                        -----------  ------------    ---------  ------------     -------------    ----------

Balance, February 29, 1996                   1,000         300             -     (2,581,889)         (218,665)   (2,800,254)

Restatement of Stockholders' Equity
 Due to the Acquisition of Global
 Communications Group, Inc.             23,637,540      23,339      3,879,325             -                -      3,902,664
                                       -----------  ------------    ---------  ------------     -------------    ----------
Restated Balance,
 February 29, 1996                      23,638,540      23,639      3,879,325    (2,581,889)         (218,665)    1,102,410

Reverse Stock Split and
 Stock Dividend                        (14,638,540)    (14,639)        14,639             -                -              -

Common Stock Issued in the
 Acquisition of:

    Global Communications Group, Inc.   17,000,000      17,000       (17,000)             -                 -             -

    HIS Technology AG and
     Mountain Software AG               12,808,529      12,809     7,088,385              -                 -     7,101,194

Sale of Common Stock in an
 Offshore Private Placement                983,736         984       749,016              -                 -       750,000

Issuance of Restricted Stock
 to Certain Officers, Directors
 and Employees                             933,332         933       406,983              -                 -       407,916

Exercise of Stock Purchase Warrant          76,147          76        60,440              -                 -        60,516

Exercise of Stock Option                    23,530          23        14,683              -                 -        14,706

Conversion of Debentures                 4,072,792       4,073       919,883              -                 -       923,956

Translation Adjustments                         -            -            -               -          101,701        101,701

Net Loss                                        -            -            -      (3,076,307)               -     (3,076,307)
                                      -----------  ------------    ---------   ------------     -------------    ----------

Balance, February 28, 1997              44,898,066    $ 44,898   $13,116,354    $(5,658,196)       $(116,964)   $ 7,386,092
                                      ===========  ============    ==========  ============     ==============   ===========

              The Accompanying Notes are an Integral Part of These
                       Consolidated Financial Statements.

                           SECTOR COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                               FOR THE YEARS ENDED

                                                                    February 28,             February 29,
                                                                        1997                     1996
                                                                        ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Loss                                                     $(3,076,307)              $ (923,618)
        Adjustments to Reconcile Net Loss to
         Net Cash Provided by Operating Activities:
            Depreciation and Amortization                                665,643                  378,913
            Compensation Portion of Restricted Stock Grants              407,916                       -
            Reserve for Bad Debt                                         119,000                       -
            Gain on Extinguishment of Debt                            (2,298,532)                      -
            Impairment of Claim Costs                                  1,036,500                       -
            Write Off of Lease Cost                                      100,000                       -
            Change in Assets and Liabilities, Net
             of Effect of Acquisitions:
               (Increase) Decrease in Assets
                   Accounts Receivable                                  (113,639)                (114,608)
                   Repayment of Related Party Receivable                  37,591                        -
                   Prepaid Expenses and Deposits                         (47,846)                 (16,635)
                   Receivable on Sale of Securities                   (1,000,000)                       -
               (Decrease) Increase in Liabilities
                   Accounts Payable                                      120,973                  141,313
                   Related Party Payable                                 374,598                       -
                   Deferred Revenue                                      449,254                       -
                   Accrued Interest on Loan Payable                      305,574                  356,348
                   Rent Deposit                                           12,248                       -
                                                                    ------------               ----------
Net Cash Used By Operating Activities                                 (2,907,027)                (178,287)
                                                                     -----------               ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of Fixed Assets                                          (6,537)                (124,381)
        Proceeds From the Sale of Marketable Securities                2,930,000                       -
        Payment for the Acquisition of Histech                        (1,200,000)                      -
        Payment for the Acquisition of Sector AG                         (12,000)                      -
        Cash Balances of Histech and Mountain                             36,587                       -
        Cash Balance of Sector Received in the Reverse Acquisition        62,022                       -
        Loan Provided to Atcall                                         (262,110)                      -
        Proceeds from Loan Payable                                            -                   100,000
        Proceeds from Short-Term Borrowing                               986,259                       -
        Repayment of Short Term Borrowing                               (300,000)                      -
        Payment for the Investment in DBE                             (1,050,000)                      -
                                                                     -----------             ------------
Net Cash Provided by Investing Activities                              1,184,221                  (24,381)
                                                                     -----------             ------------


              The Accompanying Notes are an Integral Part of These
                       Consolidated Financial Statements.

                           SECTOR COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                               FOR THE YEARS ENDED



                                                           February 28,              February 29,
                                                               1997                      1996
                                                               ----                      ----

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the Sale of Convertible Debentures              911,745                   -
  Proceeds from the Exercise of Warrants                         60,516                   -
  Proceeds from the Sale of Common Stock                        750,000                   -
                                                           ------------         ------------
Net Cash Provided by Financing Activities                     1,722,261                   -
                                                            -----------         ------------

Effect of Exchange Rate Changes on Cash                          58,212              120,339
                                                          -------------         ------------

Net Increase (Decrease) in Cash                                  57,667              (82,329)
Cash - March 1                                                   22,429              104,758
                                                          -------------         ------------

Cash - February 28,                                        $     80,096            $  22,429
                                                          =============         =============

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash Paid For:
  Interest                                                 $        333           $      447
                                                          =============         =============
  Taxes                                                    $         -            $       -
                                                          =============         ============



SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL ACTIVITIES:

Common stock totalling 4,072,792 shares was issued in conversion of net debt proceeds of $911,745.

Common stock totalling 29,808,529 shares was issued in connection with the acquisition of subsidiaries.

Common stock totalling 933,332 shares was issued as compensation to employees.

Debt aggregating approximately $4,780,000 was cancelled in connection with the sale by the Company of certain of its investments.








              The Accompanying Notes are an Integral Part of These
                       Consolidated Financial Statements.

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1997


NOTE 1 -           NATURE OF OPERATIONS

                   The Company, incorporated on March 19, 1990 in the state of Nevada, and its subsidiaries are currently engaged primarily in the telecommunications and computer software development and sales industries. The operating activities of the Company are based in the countries of Bulgaria and Switzerland.

                   Prior to changing its corporate strategy, the Company had been involved in the business of gold exploration and development and was a development stage enterprise as defined by Statement of Financial Accounting Standards No. 7 "Development Stage Enterprises".

NOTE 2 -           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            a)     Basis of Presentation
                   On June 18, 1996, Sector Communications, Inc. ("Sector"), formerly Aurtex, Inc., acquired all of the outstanding capital stock of Global Communications Group, Inc. ("Global") as described in Note 3. For accounting purposes, this acquisition has been treated as a recapitalization of Sector with Global as the acquirer in a reverse acquisition.

                   The  consolidated  balance  sheet as of February 28, 1997 and the consolidated statements of operations, stockholders' equity and cash flows for the year ended February 28, 1997 are those of Sector and its subsidiaries (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated.

                   The financial statements presented for periods prior to the acquisition of Global present the financial position and results of operations solely of Global, and do not include the financial position or results of operations of Sector or any of its subsidiaries. As such, the statements of operations and cash flows for the year ended February 29, 1996 reflect the results of operations of only Global.

                   The equity section of the February 29, 1996 balance sheet has been restated, as required by purchase accounting in a reverse acquisition to reflect the par value of Sector's (the legal acquirer) outstanding common stock and the accumulated deficit of Global (the accounting acquirer). The remaining amount, totaling $3,879,325, was offset to additional paid in capital.

            b)     Cash and Cash Equivalents
                   The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

            c)     Deferred Revenue
                   The Company bills in advance for software maintenance contracts. Revenue is recognized as earned over the life of the contracts. Unearned revenue, net of related commission expense, is shown in the financial statements as deferred revenue.

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1997

NOTE 2 -           NATURE OF OPERATIONS (Continued)

            d)     Property and Equipment
                   Property and equipment are stated at cost. Expenditures for maintenance, repairs and renewals are charged to expense, whereas major additions are capitalized. The cost and accumulated depreciation of assets retired, sold or otherwise disposed of are eliminated from the accounts and resulting gains or losses, if any, are reflected through the statement of income. Property and equipment includes assets covered by capital leases with corresponding obligations recorded under debt.

                   Depreciation is computed over the estimated useful lives using the straight-line method.

            e)     Use of Estimates
                   The preparation of the Company's financial statements in conformity with generally accepted accounting standards required the Company's management to make estimates and assumptions that affect the amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

            f)     Foreign Currency Translation
                   In accordance with the provision of Statement of Accounting Standards No. 52, "Foreign Currency Translations" ("SFAS No. 52") the assets and liabilities of the Company's subsidiaries located outside the United States are generally translated at the rates of exchange in effect at the balance sheet date. Gains and losses resulting from foreign currency transactions are recognized currently in income and those resulting from translation of financial statements, with the exception of entities operating in highly inflationary economies, as Global does in Bulgaria, are accumulated in a separate component of stockholders' equity. In highly inflationary economies, SFAS No. 52 requires the use of historical exchange rates to translate nonmonetary items and current exchange rates to translate monetary items. The effect of exchange rate changes in highly inflationary economies is reflected in net loss.

            g)     Goodwill
                   Goodwill represents the cost in excess of fair market value of net assets acquired and also the costs related to the acquisition of intellectural property and distribution rights. Costs in excess of fair market value are being amortized using the straight-line method over twenty years. Costs related to the intellectural property and distribution rights are being amortized using the straight-line method over five years.

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1997


NOTE 2 -           NATURE OF OPERATIONS (Continued)

            h)     Capitalized Mining Claim Costs
                   Prior to the change in the Company's corporate strategy, the Company capitalized all costs directly associated with acquisition, exploration and development of specific properties until the land area of interest to which these costs related are put into operation, or when the property is sold or abandoned, or when an impairment in value has been determined.

            i)     Loss Per Share
                   Loss per share has been calculated based upon the weighted average number of shares outstanding and does not include the shares issuable on exercise of the outstanding options or warrants, since such inclusion would be anti-dilutive.

            j)     Income Taxes
                   Income taxes are provided for based on the liability method of accounting pursuant to Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases.

            k)     Stock-Based Compensation
                   Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

            l)     Long-Lived Assets
                   In March 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", was issued (SFAS No. 121). SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted this statement and has determined that an impairment loss needs to be recognized for its capitalized mining costs.

            m)     Impact of Recently Issued Accounting Standards
                   In February 1997, the Financial Accounting Standards Board issued a new statement titled "Earnings Per Share" (SFAS No.
                   128). This statement is effective for both interim and annual periods ending after December 15, 1997 and specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. After the effective date, all prior-period EPS data presented shall be restated to conform with the provisions of SFAS No. 128.

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1997


NOTE 3 -           ACQUISITIONS

                   During the year ended February 28, 1997, in addition to the acquisition of 100% of the capital stock of Global, the Company also purchased 100% of the outstanding capital stock of Sector Communications AG ("Sector AG"), effectively acquired 80% of HIS Technologies AG ("Histech") and acquired 100% of Mountain Software AG ("Mountain"). On February 28, 1997, the Company disposed of 20% of HIS Technologies AG (25% of its holdings). (See Note 14).

                   Global Communications Group, Inc.
                   On June 18, 1996, the Company acquired 100% of the outstanding common stock of Global Communications Group, Inc. ("Global") in exchange for the issuance of 17,000,000 shares of unregistered Company common stock to the shareholders of Global. As a result of the completion of the share exchange, a change in the control of the Company occurred and the shareholders of Global acquired the beneficial ownership of approximately 57% of the issued and outstanding shares of the Company's common stock. Of the 17,000,000 shares, 8,225,000 were issued in accordance with the provisions of Regulation S of the Securities Act of 1933.

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

                   Sector Communications AG
                   Effective July 31, 1996, the Company acquired 100% of the outstanding capital stock of Sector AG from Murray Services, Ltd. ("Murray") for a cash payment of $12,000. As of the acquisition date, Sector AG had no assets or liabilities. Sector AG was acquired to hold the equity interests acquired by the Company in Histech and Mountain.

                   As of the date of acquisition, Murray beneficially owned 1,000,000 shares of the Company's common stock, representing less than a 5% interest in the Company. These shares were being held at that time for Murray by Telecom Partners Ltd. ("Telecom"), and were received by Telecom in connection with the Company's acquisition of Global. A director of Sector AG and Histech is also a director of Murray.

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1997


NOTE 3 -           ACQUISITIONS (Continued)

                   HIS Technologies AG and Mountain Software AG
                   On August 12,  1996,  the Company  entered  into a Definitive
                   Agreement with Histech, the holders of 100% of the outstanding capital stock of Histech (the "Histech Stockholders"), and Mountain for the purchase, though its wholly owned subsidiary, Sector AG, of an 80% capital stock interest in Histech, the purchase of 100% of the capital stock of Mountain and for the eventual merger of Mountain into Histech.

                   Effective August 23, 1996, Sector AG acquired 54.45% of the issued and outstanding shares of capital stock of Histech from two Histech Shareholders, Joan Brown and Aledo Services, Ltd. ("Aledo") and 100% of the issued and outstanding shares of capital stock of Mountain from Simon Brown, the sole shareholder of Mountain, in exchange for the issuance of a total of 9,846,154 shares and 1,712,375 shares of the Company's common stock, respectively. Hugo Wyss, a director of Sector AG and the Chairman of the Board of Directors of Histech, is also a director of Aledo.

                   As a part of this Agreement, the Company also purchased 3,428 shares of previously unissued Histech capital stock, such shares representing a 25.55% capital stock interest, for $1,200,000.

                   The Company also issued 1,250,000 shares of common stock and a warrant for the purchase of 1,250,000 shares of its common stock at an exercise price of $0.79 per share, expiring three years from the date of issue, as a fee to KAV Kapitalangleger Verlag-AG ("KAV") for services performed in connection with this transaction.

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

                   On February 28, 1997, the Company disposed of a portion of its investment in Histech. (See Note 14).

                   Proforma Disclosure
                   The following table presents, on an unaudited proforma basis, the combined results of operations of the Company as though the acquisitions of Global, Sector AG, Histech and Mountain occured on March 1, 1996.

                       Net Sales                  $ 1,511,124
                                                  ===========
                       Net Loss                   $(1,271,463)
                                                  ===========
                       Net Loss per Share         $    (0.045)
                                                  ============

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1997


NOTE 3 -           ACQUISITIONS (Continued)

                   The proforma results of operations do not purport to be indicative of the results that would have been obtained if the combined operations had been conducted during the period presented and is not intended to be a projection of future results which may occur.

                   dbe Software, Inc.
                   On June 17, 1996, the Company entered into a Definitive Investment and Option to Merge Agreement, as amended, with dbe Software, Inc. ("DBE") for the acquisition of up to 100% of DBE.

                   The agreement provided for the Company, at its option, to acquire up to 100% of the outstanding capital stock of DBE. The first stage provided that the Company purchase previously unissued equity of DBE representing a 20% capital stock interest for $1,500,000 (the "Investment"), of which $1,100,000 had been paid during the period May 1996 through January 16, 1997.

                   On January 17, 1997, the Company renegotiated its Agreement with DBE. It converted the $1,100,000 investment made to date in DBE into a 14.667% equity ownership interest in DBE and agreed to waive its option to purchase any additional equity of DBE.

                   On February 28, 1997, the Company disposed of its investment in DBE (See Note 14).

NOTE 4 -           PROPERTY AND EQUIPMENT

                   Property and equipment consists of the following:

                                                February 28,      February 29,
                                                    1997              1996
                                                    ----              ----

                   Fibre Network                 $   157,837       $   157,837
                   Equipment                       1,875,718         1,682,249
                   Furniture and Fixtures             47,223            45,643
                   Vehicles and Other                 90,068            90,068
                                                ------------     -------------
                                                   2,170,846         1,975,797
                   Less:  Accumulated
                    Depreciation                  (1,060,696)         (569,939)
                                                 -----------      ------------
                                                 $ 1,110,150       $ 1,405,858
                                                 ===========       ===========

                   Depreciation expense for the years ended in 1997 and 1996 was $418,117 and $378,913, respectively.

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1997



NOTE 5 -           RELATED PARTY RECEIVABLES AND TRANSACTIONS

                   Related party receivables at February 28, 1997 are as follows:

                   Amount due from an officer of Histech.  This advance bears no
                   interest and is due on demand.                    $ 32,198
                                                                     =========

                   During the three month period ended November 30, 1996, the Company accrued $80,000 for consulting fees incurred for services provided by MCG Management Consulting Group, S.A. ("MCG"). This agreement was canceled on November 26, 1996. One of the principles of MCG is also a director of Sector AG and the Chairman of the Board of Directors of Histech. This liability remains unpaid as of February 28, 1997.

                   On January 27, 1997, the Company cancelled a note due to the Company from a shareholder and former director in the amount of $191,978. The Company previously established a reserve for the full amount of this note.

NOTE 6 -           NOTES RECEIVABLE

                   Notes receivable at February 28, 1997 are as follows: Both of these notes are currently due and in default.

                   Promissory  note  receivable  from  Atcall,   Inc.,   bearing
                   interest at 8% per annum. This note is personally  guaranteed by the  president  of  Atcall.  Repayment  of this  note  was demanded on the note's due date, October 23, 1996. On January
                   20, 1997, the Company  agreed to restructure  payment of this amount to be payable  $25,000 per month with a final  balloon payment of $25,000, plus all accrued
                   interest.                                                             $   262,110

                   Reserve for potential uncollectibility                                   (119,000)

                   Unsecured  promissory  note  receivable  from Combined Metals
                   Reduction  Company,  bearing interest at 10%. The Company has previously established a reserve for the full amount  of this
                   note.                                                                     136,575

                   Reserve for potential uncollectability                                   (136,575)
                                                                                         -----------

                   Total                                                                 $   143,110
                                                                                         ===========

                   Atcall, Inc. has made only one of its scheduled payments under the restructured payment plan. The Company has established a reserve for the potential uncollectibility of the note.

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1997


NOTE 7 -           INVESTMENT

                   During the year ended February 28, 1997, the Company sold, in several transactions, the remaining 1,671,852 shares of Northfield Minerals, Inc. ("NFM") it held to a shareholder of the Company for $1,930,000. This same shareholder acquired common stock from the Company during the year ended February 28, 1997 as described in Note 12.

                   Due to the acquisition of Global, as described in Note 3, being accounted for as a reverse acquisition in the accompanying financial statements, the gain on the sale of the NFM common stock of $1,486,575 was accounted for as a purchase price adjustment and a corresponding increase in stockholders' equity.

NOTE 8 -           INTANGIBLE ASSETS

                   Intangible assets at February 28, 1997 are as follows:

                   Intangible assets related to the acquisition
                   of Histech (Note 3)                                                 $ 4,286,922

                   Intangible assets related to the acquisition
                   of Mountain (Note 3)                                                    595,959

                   Intellectual  property and  distribution  rights  acquired by
                   Histech  prior  to its  acquisition  by the  Company,  net of
                   foreign currency exchange fluctuations.                                 759,498
                                                                                      ------------
                                                                                         5,642,379
                   Amortization of intangible  assets and  intellectual property
                   and distribution rights                                                (291,932)
                                                                                      ------------

                   Total                                                               $ 5,350,447
                                                                                       ===========

                   The intangible asset recorded for intellectual property and distribution rights was acquired by Histech based on an agreement, as amended, dated May 1, 1996, between Histech and HIS Software AG.

                   The intangible assets related to the acquisition of Histech and Mountain have been adjusted due to the disposition of a portion of the investment. (See Note 3 and Note 14).

                   The excess purchase price over the fair value of the net assets acquired of Histech and Mountain will be amortized on a straight-line basis over twenty years. Costs related to the acquisition of the intellectual property and distribution rights purchase by Histech are amortized over the estimated useful life of five years.

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1997


NOTE 9 -           SHORT TERM BORROWING

                   At February 27, 1997, the Company's short term borrowing consisted of the following:

                   Line of credit  provided  to Histech by a
                   Swiss   bank  for  up  to   approximately
                   $125,000 (150,000 Swiss francs),  bearing
                   interest at 5.25%,  cancelable on 30 days
                   notice.    This   line   of   credit   is
                   collateralized     by    the    Company's
                   marketable    securities.                       $    12,028
                                                                    ===========

NOTE 10 -          CONVERTIBLE DEBENTURES

                   On October 13, 1996, the Company closed an offshore private placement in accordance with Regulation S of the Securities Act of 1933, in which it sold $1,050,000 of 10% convertible debentures ("Debentures") for net proceeds of $911,745. This offshore private placement was arranged by Greystone Capital, Ltd.

                   The Debentures bore interest at 10% per annum and were due and payable on August 20, 1999, if not converted earlier. Interest was payable at the option of the Company either quarterly in cash or at maturity in shares of the Company common stock.

                   The principal amount of the Debentures, along with any accrued interest, was convertible, at the holders option any time 45 days after the closing date into shares of Company common stock at a conversion price for each share of Company stock ranging from 70.0% to 72.5% of the average closing bid price of Company common stock for five days immediately preceding the conversion date.

                   Costs of $138,255 incurred in connection with the issuance of these debentures were being amortized over the life of the debentures. Unamortized issuance costs were charged to additional paid in capital as debentures were converted into capital stock.

                   The persons to whom the Debentures were sold are as follows:

                   UHF Endowment Ltd.                            $    500,000     Liechtenstein
                   Paril Holding                                      200,000       Switzerland
                   Guarantee & Finance Corp.                          100,000            Panama
                   FT Trading Company                                 100,000           England
                   AI International Corporate Holdings, Ltd.          150,000           England
                                                                 ------------
                   Total                                          $ 1,050,000
                                                                 ===========

                   As of February 28, 1997, the principal amount of all these debentures was converted into 4,072,792 shares of freely tradable common stock. Unamortized issuance costs of $126,044 have been charged to additional paid in capital. Accrued interest totaling $25,928 remains unpaid as of February 28, 1997.

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1997


NOTE 11 -          LOAN PAYABLE

                   Financing for the development of Global's telecommunications network and start-up operations was provided by a financing agreement and promissory note between Global and Peacetime Communications, Ltd. ("Peacetime"). The note, as amended, provided for a line of credit in the maximum principal sum of $3,200,000, of which $3,181,588 had been drawn at February 28, 1997. The outstanding principal balance bore interest at an adjustable rate equal to two hundred basis points plus the prime rate as reported by the Wall Street Journal. Such rate was adjusted on the first business day each month according to the prime rate prevailing on the last day of the immediately preceding week.

                   In connection with the acquisition of Global, the Company and Peacetime entered into a Debt Repayment Agreement concerning the promissory note between the Company and Peacetime. This Debt Repayment Agreement provided for the Company to assume and pay in full the debt to Peacetime, which was due and payable in full three years from the closing date of the Stock Purchase Agreement.

                   Pursuant to a Long Term Retirement and Funding Agreement dated February 28, 1997, further described in Note 14, Peacetime cancelled and discharged all of the outstanding debt that was assumed by the Company, including all outstanding principal and accrued interest, aggregating approximately $4,080,000.

NOTE 12 -          STOCKHOLDERS' EQUITY

                   Common Stock
                   During May 1996, the Company, in an offshore private financing in accordance with Regulation S of the Securities Act of 1933, issued 761,468 shares of Company common stock for a net sales price of $500,000. The proceeds of this financing were used to fund the Company's initial investment in Histech described in Note 3. On July 12, 1996, the Company sold an additional 222,222 shares of its common stock, in an offshore private financing in accordance with Regulation S of the Securities Act of 1933, for net sales proceeds of $250,000. Proceeds totaling $500,000 were received from these offerings from the same shareholder of the Company to which the Company sold its NFM common stock described in Note 7.

                   Effective June 18, 1996, the Board of Directors approved the issuance of 500,000 shares of unregistered common stock to the Company's President pursuant to his employment agreement, 150,000 shares of unregistered common stock to each of two employees pursuant to employment agreements, and 166,666 shares of unregistered common stock to each of two directors of the Company. All of these shares, except those issued to the two employees, were fully vested upon issuance. The shares issued to the two employees vest 50,000 shares on the date of grant, and 50,000 shares in April 1997 and 1998. In November 1996, a stock grant for 150,000 shares, including the vested portion, was rescinded by mututal agreement between one of the above employees and the Company, as part of a severance agreement. As such, the impact of these shares is not shown in the accompanying financial statements.

                   On July 19, 1996, the Board of Directors approved the issuance of 50,000 shares of unregistered common stock to a new director of the Company along with a warrant for the purchase of 300,000 shares.

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1997


NOTE 12 -          STOCKHOLDERS' EQUITY (Continued)

                   During the period December 1, 1996 to February 28, 1997, debentures in the principal amount of $1,050,000 were converted into 4,072,792 shares of freely tradeable common stock. (See Note 10).

                   Reverse Stock Split and Stock Dividend
                   On May 15, 1996, the Board of Directors of the Company adopted a resolution authorizing amendments to the Company's Articles of Incorporation approving a reverse split of the Company's outstanding Common Stock, par value $0.001 per share on the basis of one new share of common stock of the Company for each 5.909635 shares of presently outstanding Common Stock. The Amendment was approved by written consent, dated May 15, 1996, of the holders of approximately 52% of the outstanding shares of the Company's common stock.

                   Also on May 15, 1996, the Board of Directors of the Company adopted a resolution approving a stock dividend of the Company's common stock on the basis of 1.25 shares of common stock of the Company for each share of outstanding common stock immediately after the reverse stock split described above.

                   Effective June 18, 1996, the Company reverse split its common stock one share for every 5.909635 currently outstanding shares and issued a stock dividend of 1.25 shares of post reverse split common stock for each share of common stock outstanding immediately after the reverse stock split but prior to the issuance of shares of common stock to the shareholders of Global described in Note 3, and the grant of unregistered stock to certain of the Company's officers, directors and employees. The par value of the Company's common stock and the authorized number of shares were not changed.

                   Warrants
                   At February 28, 1997, the Company has reserved 3,895,680 shares of common stock for issuance upon the exercise of the currently outstanding warrants. The exercise prices and expiration dates of the warrants are as follows:

                      Number          Exercise                         Date of
                    of Shares           Price      Exercisable       Expiration
                    ---------           -----      -----------       ----------

                      2,083,746        $ 0.79        2/28/97         12/31/97
                         11,934          0.79        2/28/97          8/31/97
                        100,000          2.25        2/28/97          6/30/00
                        100,000          3.00        7/20/97          6/30/00
                        100,000          4.00        7/20/98          6/30/00
                        250,000          0.79        2/28/97          7/18/99
                      1,250,000          0.79        2/28/97          7/18/99
                    -----------
                      3,895,680
                    ===========

                   The exercise price of outstanding warrants at February 29, 1996 was $0.30. This price was recalculated to $0.79 to give effect to the reverse stock split and subsequent stock dividend described above and in Note 3.

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1997

NOTE 12 -          STOCKHOLDERS' EQUITY (Continued)

                   On December 17, 1996, the Board of Directors extended the expiration date of warrants for the purchase of 2,083,746 shares of Company common stock for one year, to December 31, 1997. In consideration for this one year extension, these warrants were further amended to add a provision allowing the Company the option, should the average closing bid price of the Company's common stock exceed $1.25 per share for more than five consecutive trading days, to either require the warrant holder to exercise their warrant within sixty days of receipt of notice from the Company of such, or allow the Company to repurchase the warrant for $0.05 per share.

NOTE 13 -          STOCK OPTION PLANS

                   Under the 1991 and 1994 Stock Plans, the Company can grant incentive stock options, nonstatutory stock options, and purchase rights to officers, key employees, consultants and directors of the Company at a price not less than the fair market value at the date of the grant.

                   In July 1995, the Board of Directors amended the 1994 Stock Plan increasing the number of shares authorized for issuance under such plan by 3,000,000 to 4,000,000 shares and increased the number of shares for which options can be granted to any one participant from 150,000 to 450,000 per year. The adoption of both these amendments to the 1994 Stock Plan was approved by a majority of the shareholders at the Annual Meeting held on August 7, 1995.

                   At February 28, 1997, the Company has options outstanding for the purchase of 330,000 shares under the 1994 Stock Plan.

                   On June 17, 1996, the Company granted to an employee an incentive stock option for the purchase of 150,000 shares of the Company's common stock at $1.0625 per share under the Company's 1994 Stock Plan. Such option vested 50,000 shares on the date of the grant, with the remaining shares vesting 50,000 shares on June 17, 1997 and 50,000 shares on June 17, 1998.

                   On July 14, 1996, the Company granted to an employee an incentive stock option for the purchase of 180,000 shares of the Company's common stock at $1.625 per share under the Company's 1994 Stock Plan. Such option vested 60,000 shares on the date of the grant, with the remaining shares vesting 60,000 shares on July 19, 1997 and 50,000 shares on July 19, 1998. The employee left the Company's employ prior to February 28, 1997 and the unvested options were cancelled in February 1997.

                   On February 3, 1997, the Company granted to an employee an incentive stock option for the purchase of 700,000 shares of the Company's common stock at prices ranging from $.375 to $.90 per share under the Company's 1994 Stock Plan. Such options vested 300,000 shres on the date of the grant, with the remaining shares vesting 200,000 shares on February 3, 1998 and 200,000 shares on February 3, 1999.

                   On February 21, 1997, the Company granted to an employee an incentive stock option for the purchase of 300,000 shares of the Company's common stock at prices ranging from $.375 to $.90 per share under the Company's 1994 Stock Plan. Such options vested 100,000 shares on the date of the grant, with the remaining shares vesting 100,000 shares on February 21, 1998 and 100,000 shares on February 21, 1999.

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1997


NOTE 13 -          STOCK OPTION PLANS (Continued)

                   A summary of stock option transactions are as follows:

                   Outstanding, Beginning                             150,000

                   Granted Under the 1994 Stock Plan at
                    an Exercise Price of $1.0625 Per Share            150,000

                   Granted Under the 1994 Stock Plan at
                    an Exercise Price of $1.625 Per Share             180,000

                   Granted Under the 1994 Stock Plan at
                    an Exercise Price Ranging from
                    $.375 to $.90 Per Share                         1,000,000

                   Expired or Canceled Under the 1994
                    Stock Plan                                       (270,000)
                                                                   -----------

                   Outstanding, Ending                              1,210,000
                                                                   ===========

                   Exercisable, Ending                                510,000
                                                                   ===========

NOTE 14 -          DISPOSITION OF ASSETS

                   On February 18, 1997, the Company entered into an agreement (the "Agreement") with Peacetime Communications, Ltd., a British Virgin Islands corporation ("Peacetime"), Emerald Capital, Inc., a British Virgin Islands corporation ("Emerald") and Wallington Investment, Ltd., a British Virgin Island corporation ("Wallington"), whereby the Company canceled obligations to Peacetime, Emerald and Wallington in the aggregate amount of approximately $4,780,000 and obtained additional financing in the amount of $1,000,000 through the sale of 25% of the Company's equity holdings in HIS Technologies AG ("Histech"), a Swiss Corporation, all of the Company's interests in DBE Software, Inc., a Delaware corporation, ("DBE"), and 1,000,000 shares of the Company's common stock (collectively the "Securities").

                   The $4,080,000 debt due to Peacetime arose when Global on one side and Peacetime entered into the Financing Agreement described in Note 11. The Company agreed to assume the Global Financing debt when the Company entered into a Stock Purchase and Exchange Agreement with the Shareholders of Global Communications Group, Inc. A Debt Repayment Agreement among the Company, Global Texas and Peacetime was entered into on June 14, 1996 (the "Debt Repayment Agreement") whereby the Company memorialized its agreement to assume to pay in full the Global Financing Debt within three years from the closing date of the Stock Purchase and Exchange Agreement.

                   The remaining debt that was discharged arose on January 21, 1997 when the Company signed Promissory Notes with Emerald and Wallington in the amounts of $350,000 each.

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1997

NOTE 14 -          DISPOSITION OF ASSETS (Continued)

                   The Company obtained 80% of the outstanding shares of Histech in August 1996. The Company, though its wholly owned subsidiary, Sector Communications AG, a Swiss Corporation, entered into a Definitive Agreement dated August 12, 1996 among Histech, and certain of HIS shareholders (the "Selling Shareholders") whereby Sector acquired a 25.55% equity interest in Histech from Histech and an additional 54.45% equity interest in Histech from the Selling Shareholders.

                   The Company obtained an interest in DBE when it entered into a Definitive Investment and Option to Merge Agreement with DBE in May 1996 (the "DBE Agreement") whereby the Company advanced $1,100,000 to DBE. The DBE Agreement was amended by a subsequent letter on January 16, 1997 whereby the Company was to receive 145,745 shares of DBE common stock representing a 14.594% equity stake in DBE in return for the $1,100,000 previously advanced by the Company to DBE. In October 1993, the Chairman and CEO of the Company personally purchased 38,700 shares of DBE common stock.

                   The Securities are apportioned among Peacetime, Emerald and Wallington as follows:

                   Peacetime purchased 2,417 shares of common stock of Histech, which represents 18% of the total outstanding shares of Histech, and has agreed to immediately make available one million dollars ($1,000,000) (the "Additional Funding") to the Company to draw upon on an as needed basis for a period of six months in return for the assignment to Peacetime of the Company's entire claim to 145,745 shares, representing 14.594% of the outstanding common stock, of DBE. The DBE common stock has been placed into escrow pursuant to an escrow agreement (the "Escrow Agreement") executed simultaneously with the Agreement. The Escrow Agreement provides that Sector shall transfer its entire claim to 145,745 shares, representing 14.594% of the outstanding common stock, of DBE to an Escrow Agent. Upon Sector's receipt of one million dollars, the Escrow Agent shall transfer Sector's interest in DBE to Peacetime. In the event that less than one million dollars is made available to Sector, a percentage of Sector's interest in DBE which is proportionate to the amount of capital provided to Sector shall be delivered to Peacetime with the remainder of the DBE interest returned to Sector.

                   Emerald and Wallington each is to receive 500,000 shares of Sector Communications, Inc. common stock and 134 shares of HIS common stock, which represents 1% of the total number of outstanding shares of HIS. Wallington previously held 945,000 shares of the Company's common stock.

NOTE 15 -          JOINT ACTIVITY AGREEMENT

                   The Company signed a new Joint Activity Agreement with the Bulgarian Telecommunications Company dated February 14, 1997. The new 10 year agreement replaces a 5 year contract (between the BTC and the Company's wholly owned subsidiary Global
                   Communications Group, Inc.) that had been unilaterally terminated by the BTC on July 8, 1996. Along with extending the term of the Company's engagement, the new agreement, which went into effect February 21st, also expands greatly the type of services that the Company can provide to its customers.

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1997


NOTE 15 -          JOINT ACTIVITY AGREEMENT (Continued)

                   The Company has installed a private, high-speed fiber optic network in Bulgaria's capital city of Sofia and now provides international long-distance services to customers in Sofia, Plovdiv, and other areas. Phase I of the network is already providing switched voice traffic to a select group of luxury hotels and resorts. Phase II will add additional fiber- optic cable to the network and will expand the Company's service area to the Black Sea coast.

                   The Company will continue to handle the daily operations for the new joint venture from their offices in Bulgaria's capital city of Sofia.

                   The Company has incurred fees and other charges related to the termination of its service by the BTC and the non-payment of disputed amounts due the BTC. Provision has been made for these charges and all amounts have been settled in connection with the signing of the new agreement.

NOTE 16 -          INCOME TAXES

                   The components of the provision for income taxes is as follows:

                   Current Tax Expense
                       U.S. Federal                                    $      -
                       State and Local                                        -
                                                                       --------
                   Total Current                                              -
                                                                       --------
                   Deferred Tax Expense
                       U.S. Federal                                           -
                       State and Local                                        -
                                                                       --------
                   Total Deferred                                             -
                                                                       --------
                   Total Tax Provision from Continuing Operations      $      -
                                                                       ========

                   The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                   Federal Income Tax Rate                             (34.0)%
                   Deferred Tax Charge (Credit)                            -
                   Effect of Valuation Allowance                         34.0%
                   State Income Tax, Net of Federal Benefit                -
                                                                      ----------

                   Effective Income Tax Rate                              0.0%
                                                                      ==========

                   At February 28, 1997, the Company had net carryforward losses of approximately $12,100,000. A valuation allowance equal to the tax benefit for deferred taxes has been established due to the uncertainty of realizing the benefit of the tax carryforward.

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1997


NOTE 16 -          INCOME TAXES (Continued)

                   Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at February 28, 1997 are as follows:

                   Deferred Tax Assets
                   Loss Carryforwards                           $ 4,114,000

                   Less:  Valuation Allowance                    (4,114,000)

                   Net Deferred Tax Assets                      $         -
                                                               ==============

                   Net operating loss carryforwards expire starting in 2005 through 2012.

NOTE 17 -          COMMITMENTS AND CONTINGENCIES

                   Operating Leases
                   The Company has entered into several noncancelable operating lease agreements for office space. Some of these agreements contain renewal options and/or defined rent escalation provisions. The minimum lease payments under these lease agreements for each of the next five years ending February 28 are as follows:

                                  Minimum          Minimum
                                   Lease          Sublease              Net
                                 Payments         Payments          Payments
                                 --------         --------          --------

                   1998           384,318          251,825           132,493
                   1999           396,533          257,478           139,055
                   2000           383,661          242,414           141,247
                   2001           331,036          207,875           123,161
                   2002           261,641          177,740            83,901

                   The Company has entered into noncancelable sublease agreements on terms similar to its original lease for office space at its McLean, Virigina location with DBE (See Note 3 and 14) and G&S International, a company of which the Company's president is a manager/member of, for approximately 49% and 20% of its space, respectively. At February 28, 1997 the Company has $7,598 in rent due it from G&S International.

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1997


NOTE 17 -          COMMITMENTS AND CONTINGENCIES (Continued)

                   On November 8, 1996, Symark International, Inc. ("Symark") filed a complaint against Histech and its managing director, Robert Scherpenhuijzen, in the Superior Court of the State of California for the County of Los Angeles. On December 3, 1996, the action was removed to the United States District for the Central District of California. On March 21, 1997, the District Court granted Histech's motion to dismiss the action for improper venue on the ground that the forum selection clause in the contract between Histech and Symark specified the courts of the Canton of Zurich, Switzerland for the resolution of disputes between Histech and Symark. On April 18, 1997, Symark served notice of its appeal to the Ninth Circuit of Appeals of the dismissal of its lawsuit. The appeal is now pending before the Ninth Circuit.

                   The focus of this case thus far has been on the procedural issue whether the case should be dismissed for improper venue because of the forum selection clause. The Company anticipates the appeal will be decided by approximately the first quarter of next year.

                   The lawsuit arose from disputes between Histech and Symark concerning their respective rights and obligations under the License and Reseller Agreement dated August 1, 1995 between them (the "Agreement"). Symark contended that Histech had attempted to engage Symark in "unfair and unlawful acts and practices and unfair competition" with Histech and another distributor, Raxco, and also had made disparaging remarks to Symark's customers. Histech's position is that Symark's allegations are baseless, and that Symark has breached the Agreement, primarily by failing to pay license fees and by representing Histech's products as Symark's own. Ultimately, Histech terminated the Agreement.

                   Symark seeks to recover unspecified damages and believes the damages are in excess of $50,000. The Company strongly believes that there is no merit to the allegations in the Symark complaint and intends to vigorously defend itself in this action.

NOTE 18- As described in Note 1, substantially all of the Company's operations take place in the countries of Switzerland and Bulgaria and the majority of its identifiable assets are located in Bulgaria and Switzerland.

NOTE 19 -          SUBSEQUENT EVENTS

                   On April 15, 1997, the Vienna Property Exploration License and Option to Purchase Agreement expired. The Company has written off previously capitalized costs of $100,000 related to this property.

                   The Company has subsequently received $521,931 of the amount due under the agreement described in Note 14 and expects that the remaining amount of $478,069 will also be received.

ITEM 8.       CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTING  AND   FINANCIAL
              DISCLOSURE

Pursuant to a letter dated December 9, 1996, the Company informed Stark Tinter & Associates ("Stark Tinter") that it would no longer engage Stark Tinter as the independent auditors to audit the Company's financial statements. The Board of Directors unanimously approved the engagement of Merdinger, Fruchter, Rosen and Corso, P.C. as the Company's independent auditors.

No disagreements between the Company and Stark Tinter regarding any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure occurred in connection with the audits of the years ending February 28, 1995 and 1996, or during the period from February 28, 1996 to December 9, 1996.

The reports of Stark Tinter on the Company's financial statements for the years ended February 28, 1996 and 1995 were unqualified.

Merdinger, Fruchter, Rosen and Corso, P.C. has been the independent auditors for Global Communications Group, Inc., a company acquired by the Company in June 1996, for the years ended December 31, 1995 and 1994.


                                    PART III


ITEM 9.          DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS:
                 COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table lists the names, ages, and positions of the executive officers and directors of the Company that served during the year ending February 28, 1997. All officers and directors have been appointed to serve until their successors are elected and qualified. Additional information regarding the business experience, length of time served in each capacity, and other matters relevant to each individual is set forth following the table.


  Name                                       Age           Position
  ----                                       ---           --------
Theodore J. Georgelas                        50      President, Chief Executive Officer and
                                                     Chairman of the Board of Directors

Geoffrey A. Button                           48      Vice President, Chief Operating Officer
                                                     and director

Roger Hedin (resigned February 28, 1997)     36      Former Vice President and director

S. Allan Kline (resigned January 17, 1997)   76      Former outside director

Jeff Shear                                   55      Outside Director

Theodore J. Georgelas became President and Chief Executive Officer effective January 17, 1996, and was elected as Chairman of the Board of Directors of the Company at that time. Mr. Georgelas has been the Manager/Member of G & S International L.C. (developers of commercial, retail, industrial and residential properties both domestically and internationally) for at least the last six years. He serves on the Executive Committee and Board of United Bankshares, Inc. and is Chairman of the Board of one of its subsidiaries, United Bank (Virginia). He is a cofounder of a cellular telephone business in Delaware and a cofounder of DBE Software, Inc., a software company marketing a database utility programming tool.

Geoffrey A. Button joined Sector's board on July 19, 1996 and was appointed Vice President and Chief Operating Officer on February 3, 1997. Prior to joining the Company, he was an independent real estate and financing consultant. Prior to 1996, he was executive Director of Wyndham Investments Limited, a property holding company of Allied Domecq Pension Funds. He has also been on the board of Duke Realty Investments Inc. since 1993 and is a member of that board's audit and compensations committees.

Roger Hedin was a director of the Company from March 31, 1993 to November 1, 1993 and again from February 16, 1995 until February 28, 1997. He also served as vice president of the Company from January 1996 until February 28, 1997. Mr. Hedin has been involved with private businesses in Europe for the past eight years and prior to that was active in a corporate development division of ASEA in Sweden.

S. Allan Kline was a founder of Aurtex, Inc. and served as a director from its inception on March 19, 1990 until January 17, 1997. Since 1988, he has been a director and is currently the president of Biomyne, Inc., a corporation which is the general partner of both Biomyne North Company. He is also a general partner of Biomyne Technology Company, which owns 100% of the capital stock of Biomyne

Inc., and which is a limited partner in Biomyne North Company. Biomyne North Company holds 3,049,681 shares of common stock of the Company. Mr. Kline is a director of Xicor, Inc., a company in the semiconductor business, and was formerly on the board of Senetek PLC, an English company engaged in sponsored research in the life sciences and biotechnology fields.

JEFF SHEAR has been a director of the Company since March 31, 1993. Since 1988 he has been president of Shear Kershman Labs, a consulting company for new products for food and pharmaceutical companies. He was formerly chairman and chief executive officer of Pharmaceutical Delivery Systems, a company which manufactured and marketed pharmaceuticals.

Subsequent  to the year ending  February 28,  1997,  Mr. C. Donald  Johnson,  an
international   corporate  lawyer  by  profession,   joined  Sector's  Board  of
Directors. He is currently the President of Global Markets, Inc., an international trade and investment company which focuses on the newly emerging markets in South Asia and Eastern Europe. Prior to 1994, he served as a U.S. Congressman representing the 10th District of the State of Georgia. During his congressional tenure, Mr. Johnson's principal areas of interest included budget reform, national security, international trade, and economic and technology policies.

COMPENSATION OF DIRECTORS

Directors who are not employees of the Company receive a monthly fee of $ 2,000, and are reimbursed for out-of-pocket expenses incurred in their capacity as members of the Board of Directors. As part of his compensation as director, Mr. Button received warrants, granted on July 19, 1996, to purchase 100,000 shares of common stock at $2.25 per share, 100,000 shares at $3.00 per share and 100,000 shares at $4.00 per share.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock of the Company. Officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission to furnish the Company with copies of all section 16(a) reports they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with for the year ended February 28, 1997 and were filed in a timely manner with the exception of one 10% shareholder, Joan Brown, who despite being notified of the reporting requirement of Section 16, has failed to file a Form 3.


ITEM 10.          EXECUTIVE COMPENSATION

The following table sets forth the compensation of the current Chief Executive Officer of the Company in the fiscal year ended February 28, 1997. The table includes compensation paid to Mr. Grabowski, Mr. Silver and Mr. Schultz all of whom also served in such capacity during the fiscal years ended February 29, 1996 and February 28, 1995. No other Executive officers of the Company received cash compensation of salary and bonus of more than $100,000 due such fiscal year as an executive officer.

                           Summary Compensation Table


                                    Annual Compensation  Long-term Compensation
                                    -------------------  ----------------------

                                                        Restricted
                                                           Stock
Name                        Year     Salary     Bonus    Awards (#)  Options (#)
----                        ----     ------     -----    ----------  -----------
Theodore Georgelas (1)      1997    $120,000   $82,500    500,000         0
President and CEO
Armin Grabowski (2)         1996     14,000       0          0            0
Former President and CEO
Douglas Silver (3)          1996     124,000      0          0            0
Former President and CEO
Trevor Schultz (4)          1996     130,150      0          0            0
Former President and CEO
---------------


(1) On January 17, 1996, Mr. Theodore J. Georgelas was appointed Chairman of the Board of Directors and President and CEO of the Company. Mr. Georgelas' annual base salary is $120,000. On June 17, 1996, upon the purchase of 100% of the outstanding capital stock of Global Communications Group, Inc. and completion of the reverse stock split, the Company issued to Mr. Georgelas, in connection with his employment agreement, 500,000 fully vested shares of post split Company common stock. None of the above shares of Company Common Stock have been registered by the Company, however, the shares do hold piggyback registration rights. Additionally, Mr. Georgelas received a bonus in the form of warrants to purchase 250,000 shares of the Company's common stock at $0.79 per share. The market value per share on the date of grant was $1.12 yielding a net bonus of $82,500. The warrant expires July 18, 1999.

(2) Mr. Armin Grabowski, who was appointed Chairman of the Board of Directors, President and CEO of the Company on November 22, 1995 resigned from the Board of Directors as well as all of his positions in the Company effective January 1, 1996 because of increased commitments in Germany.

(3) Mr. Silver's employment with the Company began on June 1, 1995. At that time he was appointed President and Chief Executive Officer, and elected to the Board of Directors of the Company. In connection with the appointment of Mr. Grabowski, Mr. Silver stepped down as the Company's Chief Executive Officer and as a director but remained President. Mr. Silver resigned as President on December 1, 1995. In connection with Mr. Silver's resignation, the Company entered into a Severance Agreement with him and he received payment of $50,000 in full satisfaction of any potential severance obligations the Company had under his Employment Agreement. This amount is included in the above summary compensation table. The unvested portion of Mr. Silver's outstanding stock option was canceled upon his resignation, and the vested portion expired, unexercised on February 29, 1996.

(4) Mr. Schultz's employment with the Company began in December of 1993. He was appointed as President and Chief Executive Officer, and elected to the Board of Directors on January 5, 1994. On May 1, 1995, Mr. Trevor Schultz resigned as President, Chief Executive Officer and as a Director of the Company for personal reasons. Concurrent with Mr. Schultz's resignation, the Company entered into a Consulting Agreement with him which provided for, among other things, a severance payment of $104,720 on May 1, 1995, which amount is included in the above summary compensation table, and for monthly payments of $6,000 during the consulting period. Mr. Schultz was paid monthly payments totaling $18,000 during the year ended February 29, 1996. The Consulting Agreement also provided that all stock options granted to Mr. Schultz which were not exercised on May 1, 1995 become fully exercisable and that the Company register on a Form S-8 registration statement the common stock issuable on the exercise of unexercised options held by Mr. Schultz. Mr. Schultz purchased 300,000 shares through the exercise of his stock options during the year ended February 29, 1996. The Consulting Agreement terminated when Mr. Schultz obtained full time employment.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the Common Stock ownership information as of February 28, 1997, and is adjusted for the reverse stock split and stock dividend described in this document, with respect to (i) each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock; (ii) each director of the Company; and (iii) all directors, executive officers and designated stockholders of the Company as a group. This information as to beneficial ownership was furnished to the Company by or on behalf of the persons named. Unless otherwise indicated, each has sole voting and investment power with respect to the shares beneficially owned.


                Shares of Company Common Stock Beneficially Owned

                                                 Number of          Percentage
Beneficial Owner                                   Shares            of Total
----------------                                  ---------          --------
Telecom Partners Ltd.                           16,000,000 (1)          *
1350 Beverly Road, #115-339
McLean, VA 22102

S. Allan Kline                                  3,223,391 (2)         7.16%
1415 Bay Laurel Drive
Menlo Park, CA

Biomyne North Company                           3,049,681 (3)         6.78%
c/o S. Allan Kline
1415 Bay Laurel Drive
Menlo Park, CA

Theodore Georgelas                               851,000 (4)          1.89%
7601 Lewinsville Road
Suite 250
McLean, VA 22102

Jeff Shear                                       172,377 (5)            *
1421 Wildhorse Parkway
Chesterfield, MO 63005

Roger Hedin                                      166,666 (6)            *
c/o Ebbe Svensson
Henrik Smithsgatan 3
211 56 Malmo, Sweden

Geoff Button                                     655,000 (7)          1.46%
The Millhouse
Chicksgrove
Salisbury, Wilts SP3 6LY, UK

Joan Brown                                        5,384,800           11.97%
Isle of Man, UK

All Officers and Directors                        4,212,723           9.36%
as a group (6 persons) (2,3,4,5,6,7)
------------
* - represents less than 1%.

(1) Shares received effective June 18, 1996, in exchange for 100% of the capital stock interest in Global Communications Group, Inc. acquired by the Company on that date. These shares were subsequently reissued to the following persons or entities: Jeff Finley (1,000,000), Keith Finley (1,000,000), Murray Services, Ltd. (1,000,000), Private Equity Investors, Ltd. (1,000,000), Northern Capital Corporation, Ltd.

    (1,000,000), Azimud, Ltd. (1,000,000), Ayala Financial Holding Limited (918,000), Dahlia Financial Limited (1,080,000), Silver Creek Investments, Ltd. (1,188,000), Wallington Investments, Ltd. (945,000), Maroon Bell Holding, Ltd. (1,100,000), Rover Enterprises, Ltd. (1,100,000), Western
    Slopes, Ltd. (1,100,000), Brentwood Financial, Ltd. (1,100,000), Vicente Holdings, Ltd. (1,100,000), H. E. Sheikh Faisal Alhegelan (600,000). None of the above described persons or entities are known to the Company to be a beneficial owner of more than 5% of the Company's Common Stock.

(2) Consists of 173,710 shares of Common Stock held directly by Mr. Kline and 3,049,681 shares of Common Stock held by Biomyne North Company on May 15, 1996. Biomyne Technology Company, of which Mr. Kline is a general partner, is the sole shareholder of Biomyne, Inc. Biomyne Inc. is the general partner of Biomyne North Company. Mr. Kline is the president and a director of Biomyne, Inc. Mr. Kline was granted 166,666 shares of Common Stock effective June 18, 1996, which grant was rescinded prior to the issuance of these shares by mutual agreement between Mr. Kline and the Company.

(3) Biomyne North Company, a limited partnership, holds 3,049,681 shares of Common Stock received as part consideration for the transfer of its mining claims to the Company on August 9, 1991.

(4) Consists of 500,000 shares of Common Stock received by Mr. Georgelas on June 18, 1996; 1,000 shares purchased on June 18, 1996 and 100,000 shares purchased on January 31, 1997 and held directly by him; and assumes exercise of presently exercisable warrants to purchase 250,000 shares at $0.79 per share.

(5) Consists of 166,666 shares of Common Stock received by Mr. Shear on June 18, 1996 held directly by him and the right to purchase of 5,711 shares issuable on the exercise of a presently exercisable warrant.

(6) Consists of 166,666 shares of Common Stock received by Mr. Hedin on June 18, 1996 and held directly by him.

(7) Consists of 50,000 shares granted by the Company on July 19, 1996 and 5,000 of Common Stock purchased by Mr. Button on July 26, 1996 and held by him directly and assumes exercise of a vested stock option to purchase 300,000 shares at $0.32 per share and the exercise of a presently exercisable warrants, granted on July 19, 1996, to purchase 100,000 shares at $2.25 per share, 100,000 shares at $3.00 per share and 100,000 shares at $4.00 per share.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of the date of the acquisition of Sector AG, Murray Services, Ltd. ("Murray") beneficially owned 1,000,000 shares of the Company's common stock, representing less than a 5% interest in the Company. These shares were being held at that time for Murray by Telecom Partners Ltd. ("Telecom") and were received by Telecom in connection with the Company's acquisition of Global. Mr. Hugo Wyss, a director of both Sector AG and Histech, is also a director of Murray.

On February 18, 1997, the Company entered into an agreement (the "Peacetime Agreement") with Peacetime Communications, Ltd. ("Peacetime"); Emerald Capital, Inc. ("Emerald"); and Wallington Investment, Ltd. ("Wallington"), whereby the Company canceled obligations to Peacetime, Emerald and Wallington in the aggregate amount of approximately $4,080,000 and obtained additional financing in the amount of $1,000,000 (or less, at the Company's discretion) through the sale of 25% of its ownership in Histech; all of the Company's interests in DBE Software, Inc. ("DBE"); and 1,000,000 shares of the Company's common stock. Under this Agreement, Wallington received 134 shares of Histech common stock (representing 1% of the total number of outstanding shares of Histech) and 500,000 shares of the Company's common stock. Wallington previously held 945,000 shares of the Company's common stock.

The Company currently subleases 49% of its leased office space to DBE at the face rate of the lease apportioned by square footage (approximately $9,100 per month). The Chairman and CEO of the Company owns 38,700 shares of DBE common stock purchased in October 1993 prior to the Company's investment of $1.1M in DBE.

On August 23, 1996, Sector AG acquired 54.45% of the capital stock of Histech from two Histech shareholders, Joan Brown and Aledo Services, Ltd. ("Aledo"), and 100% of the stock of Mountain from Simon Brown, the sole shareholder of Mountain, in exchange for 9,846,154 shares and 1,712,375 shares of the Company's common stock, respectively. The Company also purchased 3,428 shares of previously unissued Histech shares representing a 25.55% interest for $1,200,000. Hugo Wyss, a director of Sector AG and the Chairman of the Board of Directors of Histech, is also a director of Aledo.

                                     PART IV


ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a)      REPORTS ON FORM 8-K.


1. Current Report on Form 8-K dated December 13, 1996 regarding the change in the Company's certifying accountant.


(b)      EXHIBITS



Exhibit
Number                Description
------                -----------

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

10.6 Exploration license and option to purchase agreement for forty three patented and thirteen unpatented lode mining claims , collectively known as the Vienna Property. (Incorporated herein by reference to Exhibit 10.8 of the Registrant's Form 10-QSB for the quarter ended November 30, 1994.)

10.8 Promissory Note Agreement with Mr. S. Allan Kline, Dated August 11, 1995. (Incorporated herein by reference to Exhibit 10.10 of the Registrant's Form 10-KSB for the year ended February 28, 1995).

10.9 Employment Agreement with Mr. Theodore J. Georgelas, Dated January 15, 1996. (Incorporated herein by reference to Exhibit 10.9 of the Registrant's Form 10-KSB for the year ended February 29, 1996)

10.10 Stock Purchase and Exchange Agreement with Global Communications Group, Inc., Dated April 19, 1996. (Incorporated herein by reference to
         Exhibit 10.10 of the Registrant's Form 10-KSB for the year ended February 29, 1996).

10.11 Amendment No. 1 to the Stock Purchase and Exchange Agreement with Global Communications Group, Inc. (Incorporated herein by reference to
         Exhibit 10.11 of the Registrant's Form 10-KSB for the year ended February 29, 1996).

10.12    Debt Repayment Agreement.  (Incorporated herein by reference to Exhibit
         10.12 of the  Registrant's  Form 10-KSB for the year ended February 29,
         1996).

10.13 Distribution Agreement, Dated October 1, 1995, between HIS Software AG and Raxco Inc.

23.1 Consent of Merdinger, Fruchter, Rosen & Corso, P.C., independent auditors.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of May, 1997.


                                       SECTOR COMMUNICATIONS, INC.


                                       BY:    /s/ Theodore J. Georgelas
                                              ---------------------------------
                                              Theodore J. Georgelas, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date: May 29, 1997                    /s/ Theodore J. Georgelas
                                     ------------------------------------------
                                     Theodore J. Georgelas, Chief Executive
                                         Officer and Director


Date: May 29, 1997                    /s/ Geoffrey Button
                                    --------------------------------------------
                                     Geoffrey Button, Vice President, Chief
                                         Operating Officer and Director


Date: May 29, 1997                    /s/ Jeff Shear
                                     -------------------------------------------
                                     Jeff Shear, Director

                                 EXHIBIT INDEX

Exhibit
Number        Description                                                  Page
------        -----------                                                  ----


10.13    Distribution Agreement,  Dated October 1, 1995, between HIS
         Software AG and Raxco Inc.........................................XX

23.1     Consent  of  Merdinger,  Fruchter,  Rosen &  Corso,  P.C.,
         independent auditors............................................. XX