Form 10QSB
period 1997-05-31
SECTOR COMMUNICATIONS INC
filed 1997-07-22
CIK 741012

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   FORM 10-QSB



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934


                       For the Quarter Ended May 31, 1997


                         Commission File Number 0-22382




                           SECTOR COMMUNICATIONS, INC.
                 (Name of small business issuer in its charter)




                Nevada                                  56-1051491
    (State or other jurisdiction of                   (IRS Employer
    Incorporation or organization)                 Identification No.)


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

As of May 31, 1997 there were 44,898,066 shares of the Registrant's Common Stock outstanding.

                           SECTOR COMMUNICATIONS, INC.

                              REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS


                                                                           Page

PART I ---- FINANCIAL INFORMATION

     Item 1.      Financial Statements

         Consolidated balance sheet -
              May 31, 1997 (unaudited) and February 28, 1997................3

         Consolidated statement of operations -
              three month periods (unaudited) ended
              May 31, 1997 and 1996.........................................4

         Consolidated statement of cash flows -
              three month periods (unaudited) ended
              May 31, 1997 and 1996.........................................5

         Notes to consolidated financial statements (unaudited).............6

     Item 2. Management's Plan of Operations...............................10


PART II ---- OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K.............................14

                           SECTOR COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                  May 31,           February 28,
                                                                  1997                   1997
ASSETS (Unaudited)
CURRENT ASSETS
    Cash and Cash Equivalents                                 $    157,016          $      80,096
    Accounts Receivable, net of provision for
     doubtful accounts of $79,498 and $50,678                      601,828                618,845
    Marketable Securities                                               -                  21,762
    Related Party Receivables                                           -                  32,198
    Receivable on Sale of Securities                               429,000              1,000,000
    Notes Receivables129,707                                       143,110
    Prepaid Expenses and Deposits                                  114,809                117,426
                                                               -----------            -----------
       Total Current Assets                                      1,432,360              2,013,437
                                                               -----------            -----------
PROPERTY AND EQUIPMENT                                           2,202,521              2,170,846
    Accumulated Depreciation                                    (1,165,063)            (1,060,696)
                                                               -----------            -----------
    Net Book Value                                               1,037,458              1,110,150
                                                               -----------            -----------
OTHER ASSETS
    Intangible Assets, net                                       5,276,391              5,350,447
    Capitalized Mining Claim Costs                               1,036,523              1,036,523
    Deposits                                                        41,953                 41,953
                                                               -----------            -----------
       Total Other Assets                                        6,354,867              6,428,923
                                                               -----------            -----------
       TOTAL OTHER ASSETS                                      $ 8,824,685            $ 6,428,923
                                                               ===========            ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts Payable and Accrued Expenses                      $ 1,279,480            $ 1,218,867
    Short-Term Borrowing                                                 -                 12,028
    Deferred Revenue                                               424,602                449,254
    Due to Related Parties                                         480,792                474,021
                                                                ----------            -----------
       Total Current Liabilities                                 2,184,874              2,154,170
Rent Deposit                                                        12,248                 12,248
                                                               -----------           ------------
    TOTAL LIABILITIES                                            2,197,122              2,166,418
                                                               -----------            -----------
Commitments and Contingencies                                            -                      -

STOCKHOLDERS' EQUITY
    Preferred Stock, $.001 par value; 5,000,000 shares
     authorized, no shares issued and outstanding                        -
    Common Stock, $.001 par value; 50,000,000 shares
     authorized, 44,898,066 shares issued and outstanding           44,898                 44,898
    Additional Paid-in Capital                                  13,116,354             13,116,354
    Retained Deficit                                            (6,405,861)            (5,658,196)
    Cumulative Foreign Currency Translation Adjustment            (127,828)              (116,964)
                                                              ------------           ------------
       Total Stockholders' Equity                                6,627,563              7,386,092
                                                               -----------            -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 8,824,685            $ 9,552,510
                                                               ===========            ===========

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                           SECTOR COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                           FOR THE THREE MONTHS ENDED

                                                             May 31,            May 31,
                                                              1997               1996
 REVENUE
    Telecommunication Revenue                              $    250,684       $    477,655
    Software Sales & Maintenance                                372,711                  -
                                                           ------------        -----------
                                                                623,395            477,655
COST OF SALES                                                   371,388            386,280
                                                           ------------        ------------
GROSS PROFIT                                                    252,007             91,375
                                                           ------------       ------------
OPERATING EXPENSES
    Gold Exploration Costs                                       29,864                  -
    Software Development Costs                                  237,919                  -
    Sales, General & Administrative                             766,786              71,441
                                                           ------------       -------------
       Total Operating Expenses                               1,034,569              71,441
                                                           ------------       -------------

(Loss) Income From Operations                                  (782,562)             19,934
                                                           ------------       -------------

OTHER INCOME (EXPENSE)
    Interest Expense                                               (612)            (83,340)
    Other Income (Expense)                                       25,235               1,464
    Foreign Exchange Gain (Loss)                                 10,274              38,308
                                                           ------------       -------------
       Total Other Income (Expense)                              34,897             (43,568)
                                                           ------------       -------------
Loss Before Provision for Income Taxes                         (747,665)            (23,634)

Provision for Income Taxes                                            -                   -
                                                           ------------       ------------


Net Loss                                                  $    (747,665)      $     (23,634)
                                                           ============       =============

Loss per share                                            $      (0.017)      $      (0.003)
                                                          =============      ==============

Weighted Average of Number of Shares Outstanding             44,898,066           9,192,439

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                           SECTOR COMMUNICATIONS, INC.
                       CONSOLIDATED STATEMENT OF CASH FLOW
                                   (UNAUDITED)
                           FOR THE THREE MONTHS ENDED


                                                                 May 31,                May 31,
                                                                    1997                   1996
                                                           -------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                               $    (747,665)         $     (23,634)
    Adjustments to Reconcile Net Loss to
     Net Cash Provided by Operating Activities:
       Depreciation and Amortization                             204,760                 93,469
       Change in Assets and Liabilities, Net
        of Effect of Acquisition:
           (Increase) Decrease in Assets
              Accounts Receivable                                 17,017               (195,830)
              Repayment of Related Party Receivable               32,198
              Prepaid Expenses and Deposits                        4,617                (22,337)
              Receivable on Sale of Securities                   571,000
           (Decrease) Increase in Liabilities
              Accounts Payable                                    60,613                (51,845)
              Related Party Payable                                6,771                      -
              Deferred Revenue                                   (24,652)                     -
              Accrued Interest on Loan Payable                         -                 83,340
                                                           -------------           ------------
Net Cash Provided (Used) by Operating Activities                 124,659               (116,837)
                                                           -------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of Fixed Assets                                     (31,675)                 (923)
    Decrease in Marketable Securities                             21,762                     -
    Loans Receivable                                              13,403                     -
                                                           -------------          ------------
Net Cash Provided (Used) by Investing Activities                   3,490                  (923)
                                                           -------------          -------------
CASH FLOWS FROM FINANCING ACTIVITIES                                   -                     -
                                                           -------------          ------------
Effect of Exchange Rate Changes on Cash                          (51,229)              185,215
                                                           -------------          -------------
Net Increase (Decrease) in Cash                                   76,920                 67,455
Cash - March 1,                                                   80,096                 22,429
                                                           -------------          -------------
Cash - May 31,                                             $     157,016          $      89,884
                                                           =============          =============
SUPPLEMENTAL CASH FLOWS INFORMATION:
    Cash Paid For:
       Interest                                            $          -           $          -
                                                           =============          ============
       Taxes                                               $          -           $          -
                                                           =============          ============



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                           SECTOR COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                  May 31, 1997

NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           a) Basis of Presentation
              The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period to conform to the current period's presentation.

              For further information refer to the financial statements and footnotes included in the Registrant's Annual Report on form 10-KSB for the period ended February 28, 1997.

              The  results  of  operations   for  any  interim  period  are  not
              necessarily indicative of the results to be expected for the full fiscal year ending February 28, 1998.

              On June 18, 1996, Sector Communications, Inc. ("Sector"), formerly Aurtex, Inc., acquired all the outstanding capital stock of Global Communications Group, Inc. ("Global"). For accounting purposes, this acquisition has been treated as a recapitalization of Sector with Global as the acquirer in a reverse acquisition.

              The unaudited condensed consolidated balance sheet as of May 31, 1997 and the condensed consolidated statements of operations and cash flows for the three months ended are those of Sector and its subsidiaries (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated.

              The financial statements presented for periods prior to the acquisition of Global present the financial position and results of operations solely of Global, and do not include the financial position or results of operations of Sector or any of its subsidiaries. As such, the unaudited statements of operations and cash flows for the three months ended May 31, 1996 reflect the results of operations of only Global.

              The accompanying consolidated financial statements as of May 31, 1997 and for the three months then ended include the accounts of Sector and its subsidiaries. Such subsidiaries are as follows:

                     Global Communications, Inc.,          100% owned
                     Sector Communications AG              100% owned
                     HIS Technologies AG                    60% owned
                     Mountain Software AG                  100% owned

                           SECTOR COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                  May 31, 1997


NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

           b) Loss Per Share
              Loss per share is based on the weighted average number of shares of common stock outstanding during the period.

           c) Foreign Currency Translation
              In accordance with the provisions of Statement of Accounting Standard No. 52, "Foreign Currency Translations" ("SFAS No. 52") the assets and liabilities of the Company's subsidiaries located outside the United States are generally translated at the rates of exchange in effect at the balance sheet date. Gains and losses resulting from foreign currency transactions are recognized currently in income and those resulting from translation of financial statements, with the exception of entities operating in highly inflationary economies, as Global does in Bulgaria, are accumulated in a separate component of stockholders' equity. In highly inflationary economies, SFAS No. 52 requires that the use of historical exchange rates to translate nonmonetary items and current exchange rates to translate monetary items. The effect of exchange rate changes is reflected in net loss.

NOTE 2 -   PROPERTY AND EQUIPMENT

              Property and equipment consists of the following:

                                                  May 31,           February 28,
                                                   1997               1997
                                                ------------        ----------
                     Fiber Network             $    157,837       $   157,837
                     Equipment                    1,907,393         1,875,718
                     Furniture and Fixtures          47,223            47,223
                     Vehicles and Other              90,068            90,068
                                               ------------        ----------
                                                  2,202,521         2,170,846
                     Less:  Accumulated
                      Depreciation               (1,165,063)       (1,060,696)
                                                -----------       -----------
                                                $ 1,034,458       $ 1,110,150
                                                ===========       ===========

              Depreciation expense for the three months ended in May 31, 1997 and 1996 was $106,287 and $86,113, respectively.

NOTE 3 -   RELATED PARTY TRANSACTIONS

              During the three month period ended November 30, 1996, the Company accrued $80,000 for consulting fees incurred for services provided by MCG Management Consulting Group, S.A. ("MCG"). This agreement was canceled on November 26, 1996. One of the principles of MCG is also a director of Sector AG and the Chairman of the Board of Directors of Histech. This liability remains unpaid as of May 31, 1997.

NOTE 4 -   NOTES RECEIVABLE

              Notes receivable at February 28, 1997 are as follows: Both of these notes are currently due and in default.

              Promissory note receivable from Atcall,  Inc., bearing interest at
              8% per annum. This note is personally  guaranteed by the president of Atcall.  Repayment  of this note was demanded on the note's due date, October 23, 1996. On January 20, 1997, the Company agreed to restructure payment of this amount to be payable $25,000 per month with a final balloon payment of $25,000, plus all accrued
              interest.                                                                                      $  248,707

              Reserve for potential uncollectability                                                           (119,000)

              Unsecured   promissory   note   receivable  from  Combined  Metals
              Reduction  Company,  bearing  interest  at 10%.  The  Company  has previously established a reserve for the full amount of
              this note.                                                                                        136,575

              Reserve for potential uncollectability                                                           (136,575)
                                                                                                             ----------

              Total                                                                                          $  129,707

              Atcall, Inc. has made only one of its scheduled payments under the restructured payment plan. The Company has established a reserve for the potential uncollectibility of the note.

NOTE 5 -   INTANGIBLE ASSETS

                  Intangible assets at May 31, 1997 are as follows:

                     Intangible assets related to the acquisition
                     of Histech                                                                             $ 4,286,922

                     Intangible assets related to the acquisition
                     of Mountain                                                                                595,959

                     Intellectual property and distribution rights
                     acquired by Histech prior to its acquisition
                     by the Company, net of foreign currency
                     exchange fluctuations.                                                                     791,446
                                                                                                              5,674,327
                     Amortization of intangible assets and
                     intellectual property and distribution
                     rights                                                                                    (397,936)
                                                                                                            ------------

                     Total                                                                                  $ 5,276,391
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

NOTE 6 -   WARRANTS

                  At May 31, 1997, the Company has reserved 3,895,680 shares of common stock for issuance upon the exercise of the currently outstanding warrants. The exercise prices and expiration dates of the warrants are as follows:

                            Number      Exercise      Date            Date of
                          of Shares      Price     Exercisable      Expiration
                          ---------      -----     -----------      ----------
                          2,083,746      $0.79       2/28/97         12/31/97
                             11,934       0.79       2/28/97          8/31/97
                            100,000       2.25       2/28/97          6/30/00
                            100,000       3.00       7/20/97          6/30/00
                            100,000       4.00       7/20/98          6/30/00
                            250,000       0.79       2/28/97          7/18/99
                          1,250,000       0.79       2/28/97          7/18/99
                          ---------
                          3,895,680

NOTE 7 -   STOCK OPTION PLANS

               At May 31, 1997, the Company has options outstanding for the purchase of 1,210,000 shares under the 1994 Stock Plan, at exercise prices ranging from $.375 to $1.0625 per share. 510,000 options are exercisable as of May 31, 1997. There were no option transactions during the period March 1 through May 31, 1997.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the three months ended May 31, 1997 compared to the three months ended May 31, 1996.

Telecommunication Revenue
The Company earns all of its telecommunications revenue from (i) providing direct-dial services for international long distance calls to twelve hotels and resorts in the cities of Sofia and Plovdiv in Bulgaria; (ii) from the integration, installation and maintenance of customer-owned digital phone systems; and (iii) from usage-based percentages of Company-owned digital phone systems through shared revenue agreements with some of its customers.

The Company's telecommunications revenue decreased by $226,971 from $477,655 for the three months ended May 31, 1996 to $250,684 for the three months ended May 31, 1997. This decrease in revenue is due primarily to the Bulgarian Telephone Company ("BTC"), without prior notice or cause, unilaterally terminating the Company's Joint Activity Agreement on July 8, 1996. On that date the BTC disconnected Global's digital link to international carrier services, thus suspending the majority of the services provided by the Company to its customers. The digital link was reestablished through a new Joint Activity Agreement with the BTC dated February 14, 1997. Revenues from carrier services have not recovered to their pre-disconnect levels but are expected to do so as the Bulgarian economy recovers from its recent crises and our services are fully re-connected to all our former customers.

Software Sales and Maintenance
Effective August 31, 1996, the Company began recording the software sales and maintenance revenue of its 60% owned subsidiary, Histech. No revenue related to Histech's operations was recorded prior to that time, since the acquisition of Histech was accounted for as a purchase, effective August 31, 1996.

During the three months ended May 31, 1997, the Company recorded $372,711 in software sales and maintenance, net of payments to third party distributors, generated exclusively by its 60% owned subsidiary, Histech as follows:

Software Sales                                                       $  255,020
Software Maintenance and Consulting                                      62,223
                                                                     ----------
Subtotal                                                                317,243
Deferred Software Maintenance Recognized in
 Current Period                                                          55,468
Total Recognized Revenue                                             $  372,711
                                                                     ==========

Histech utilizes the service of software distributors for the sales of its products in geographic regions which it has no sales force. During the three months ended May 31, 1997, approximately 40% of sales were generated through distributors.

Histech plans to release several new software products in the third quarter of 1997 for use on Digital Open VMS, Microsoft Windows NT and various versions of Unix-based corporate networks. These products will facilitate the administration of user accounts and security across all three networks concurrently from a single Windows NT workstation.

Cost of Sales
The majority of the Company's costs of sales for the three months ended May 31, 1997 relate to costs associated with telecommunication revenues as shown below.

                                             Three Months Ended
                                    May 31,                   May 31,
                                    1997                       1996
                                 ----------                   --------
Global Communications            $  225,369                 $  386,280
Histech                             146,019                          -
                                 ----------                   --------
  Total                          $  371,388                 $  386,280
                                 ==========                 ==========

Global's costs of sales decreased by $160,911 from $386,280 for the three months ended May 31, 1996 to $225,369 for the three months ended May 31, 1997. This decrease is due primarily to the Company reestablishing its carrier services in the three month period ended May 31, 1997, which had been terminated in July, 1996 and reconnected in February of 1997.

It should be noted that, as shown below, costs of sales, as a percentage of telecommunication revenues, has increased for the three month period ended May 31, 1997 compared to the three month period ended May 31, 1996.

                                                         Three Months Ended
                                                    May 31,             May 31,
                                                     1997                1996
                                                  ---------             -----
Cost of Sales, as a Percent of Revenue               90%                  81%

This increase is due in part to increased costs incurred in reestablishing Global's digital link at the BTC.

Costs of sales related to software products and maintenance are comprised primarily of commissions and distribution payments. These costs were 39% of software sales and maintenance revenue for the three month period May 31, 1997.

Software Development Costs

Software development costs consist primarily of salaries, employee-related benefits, consulting fees and other costs directly attributable to the development of Histech's new distributed systems management products. The Company believes that a significant level of development is required to remain competitive and expects that such costs will continue to increase in the future, although such costs may decline as a percentage of total revenue to the extent that revenue increases.

Sales, General and Administrative Expense

Consists primarily of personnel costs, including salaries, benefits and bonuses and related costs for management, finance and accounting, legal and other professional services. General and administrative expenses are detailed in the following table by individual company below.

                                                       Three Months Ended
                                                 May 31,               May 31,
                                                 1997                    1996
                                              ---------               -------
General and Administrative
  Global Communications                         $ 121,507              $ 71,441
  Histech                                         295,591                    -
  Sector Communications                           349,688                    -
                                                ---------
         Total                                  $ 766,786              $ 71,441
                                                =========              ========


Higher expenses for salaries, related costs and professional services were primarily responsible for the increase in the sales, general and administrative costs for Global for the period ended May 31, 1997 compared to the same period in 1996.

Sales, general and administrative costs of Histech consist primarily of salaries and related costs, fees, marketing expenses, depreciation and the amortization of intangible assets. Management of Histech believes that as new products are introduced into the market in the future, significant marketing costs will be incurred to successfully promote these products.

Interest Expense

Interest expense declined dramatically for the three month period ended May 31, 1997 as compared to the three month period ended May 31, 1996. This decrease results from the extinguishing of the Company's long-term debt on February 28, 1997.

Gold Exploration Costs and Activities

In order to accurately determine the best course to take for the ultimate divestiture of its gold assets, the Company incurred exploration costs, as more fully described below of $29,864 during the three month period ended May 31, 1997. No comparable costs for such activities are shown in the statement of operations for the three months ended May 31, 1996. During 1996, the Company did, however, conduct gold exploration activities, but due to the nature of the acquisition of Global as a reverse acquisition, the historic financial statements are those only of Global and not of Sector, formerly Aurtex. The reader is referred to the Company's February 29, 1996 and February 28, 1997 10-KSB for details concerning exploration costs incurred during its years ended February 29, 1996 and February 28, 1997. The Company incurred approximately $18,000 in exploration costs in the three months ended May 31, 1996 which were incurred prior to the reverse acquisition of Global, and as such are not shown in the statement of operations as expense.

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

Ketchum Project

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

LIQUIDITY AND CAPITAL RESOURCES

During the three month period ended May 31, 1997, the Company financed its operations primarily through funds it received pursuant to a debt retirement agreement entered into on February 28, 1997.

The Company is currently experiencing negative cash flow from operations but management believes that with the reinstatement of Global's services and increased sales of Histech, that operating cash flow will improve significantly. Even with these projected improvements in operations and cash flows from Global and Histech, and the curtailment of gold exploration activities, the funding of future operations may require further infusion of capital. Based on its current and projected operating levels, the Company believes that it will have sufficient liquid assets to maintain operations for at least the next twelve months.

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

FORWARD LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risk and uncertainties. Such forward-looking statements reflect the Company's current views with respect to future events and reflect the Company's current views with respect to future events and financial performance, including statements in the following section concerning the timing and amount of revenues, the level of expenses incurred and the sufficiency of cash and other resources to fund operations. Actual results could differ materially from those projected in the forward-looking statements as a result of the Company's ability to obtain adequate additional financing as needed, the uncertainties of new product development and introduction, sales, growth, competitive pressures, uncertainties connected to the Bulgaria economy, and other risks listed from time to time in the Company's SEC Report included, but limited, to report on Form 10-KSB, for year-ended 2/28/97 (FORWARD LOOKING STATEMENT SECTIONS).

                          PART II----OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

(a)      Exhibits: NONE

(b)      Reports on Form 8-K: NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


July 21, 1997
                                                /s/ Theodore Georgelas
                                                --------------------------------
                                                Theodore Georgelas
                                                President and Chief
                                                Executive Officer