Form 10QSB
period 1997-08-31
SECTOR COMMUNICATIONS INC
filed 1997-10-23
CIK 741012

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934


                      For the Quarter Ended August 31, 1997


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

                                   (703) 761-1500
                             Issuer's Telephone Number


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |x| No |_|

As of August 31, 1997 there were 45,898,066 shares of the Registrant's Common Stock outstanding.

                           SECTOR COMMUNICATIONS, INC.

                              REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS

                                                                        Page
                                                                        ----

PART I -- FINANCIAL INFORMATION

   Item 1.  Financial Statements

      Consolidated balance sheet -
         August 31, 1997 (unaudited) and February 28, 1997................3

      Consolidated statement of operations -
         three and six month periods (unaudited) ended
         August 31, 1997 and 1996.........................................4

      Consolidated statement of cash flows -
         six month periods (unaudited) ended
         August 31, 1997 and 1996.........................................5

      Notes to consolidated financial statements (unaudited)..............6

   Item 2. Management's Discussion and Analysis..........................10

PART II -- OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K.............................14

                           SECTOR COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEET

                                                         August 31,    February 28,
                                                               1997            1997
                                                       ------------   ------------
                                                        (Unaudited)
ASSETS
CURRENT ASSETS
   Cash and Cash Equivalents                           $     82,395   $     80,096
   Accounts Receivable, net of provision for
    doubtful accounts of $75,526 and $50,678                351,782        618,845
   Marketable Securities                                         --         21,762
   Related Party Receivables                                     --         32,198
   Receivable on Sale of Securities                          39,000      1,000,000
   Notes Receivables                                         86,312        143,110
   Prepaid Expenses                                          94,138        117,426
                                                       ------------   ------------
     Total Current Assets                                   653,627      2,013,437
                                                       ------------   ------------

PROPERTY AND EQUIPMENT                                    2,205,735      2,170,846
   Accumulated Depreciation                              (1,270,849)    (1,060,696)
                                                       ------------   ------------
   Net Book Value                                           934,886      1,110,150
                                                       ------------   ------------

OTHER ASSETS
   Intangible Assets, net                                 5,149,853      5,350,447
   Capitalized Mining Claim Costs                         1,036,523      1,036,523
   Deposits                                                  41,953         41,953
                                                       ------------   ------------
     Total Other Assets                                   6,228,329      6,428,923
                                                       ------------   ------------

     TOTAL OTHER ASSETS                                $  7,816,842   $  9,552,510
                                                       ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts Payable and Accrued Expenses               $  1,231,828   $  1,218,867
   Short-Term Borrowing                                          --         12,028
   Deferred Revenue                                         275,199        449,254
   Due to Related Parties                                   110,444        474,021
                                                       ------------   ------------
     Total Current Liabilities                            1,617,471      2,154,170

Rent Deposit                                                 12,248         12,248
                                                       ------------   ------------

   TOTAL LIABILITIES                                      1,629,719      2,166,418
                                                       ------------   ------------

Commitments and Contingencies                                    --             --

STOCKHOLDERS' EQUITY
   Preferred Stock, $.001 par value; 5,000,000 shares
    authorized, no shares issued and outstanding                 --
   Common Stock, $.001 par value; 50,000,000 shares
    authorized, 45,898,066 and 44,898,066 shares
    issued and outstanding                                   45,898         44,898
   Additional Paid-in Capital                            13,474,729     13,116,354
   Retained Deficit                                      (7,200,639)    (5,658,196)
   Cumulative Foreign Currency Translation Adjustment      (132,865)      (116,964)
                                                       ------------   ------------
     Total Stockholders' Equity                           6,187,123      7,386,092
                                                       ------------   ------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  7,816,842   $  9,552,510
                                                       ============   ============

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                           SECTOR COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                     (UNAUDITED)

                                          Three Months Ended            Six Months Ended
                                      August 31,     August 31,     August 31,     August 31,
                                            1997           1996           1997           1996
                                    ------------   ------------   ------------   ------------
REVENUE
   Telecommunication Revenue        $    195,542   $    104,642   $    446,226   $    582,321
   Software Sales & Maintenance          288,432             --        661,143             --
                                    ------------   ------------   ------------   ------------
                                         483,974        104,642      1,107,369        582,321
COST OF SALES                            250,966        143,525        622,354        529,805
                                    ------------   ------------   ------------   ------------

GROSS PROFIT (LOSS)                      233,008        (38,883)       485,015         52,516
                                    ------------   ------------   ------------   ------------

OPERATING EXPENSES
   Gold Exploration Costs                 27,219        239,336         57,083        239,336
   Software Development Costs            177,748             --        415,667             --
   Sales, General & Administrative       803,198        797,467      1,569,984        882,255
                                    ------------   ------------   ------------   ------------
     Total Operating Expenses          1,008,165      1,036,803      2,042,734      1,121,591
                                    ------------   ------------   ------------   ------------

(Loss) Income From Operations           (775,157)    (1,075,686)    (1,557,719)    (1,069,075)
                                    ------------   ------------   ------------   ------------

OTHER INCOME (EXPENSE)
   Interest Expense                         (612)       (84,017)        (1,224)      (167,357)
   Other Income (Expense)                 (5,113)        12,343         20,122         13,837
   Foreign Exchange Gain (Loss)          (13,896)        26,606         (3,622)        64,914
                                    ------------   ------------   ------------   ------------
     Total Other Income (Expense)        (19,621)       (45,068)        15,276        (88,606)
                                    ------------   ------------   ------------   ------------
Loss Before Provision
   for Income Taxes                     (794,778)    (1,120,754)    (1,542,443)    (1,157,681)

Provision for Income Taxes                    --             --             --             --
                                    ------------   ------------   ------------   ------------


Net Loss                            $   (794,778)  $ (1,120,754)  $ (1,542,443)  $ (1,157,681)
                                    ============   ============   ============   ============

Loss per share                      $      (0.02)  $      (0.05)  $      (0.03)  $      (0.07)
                                    ============   ============   ============   ============

Weighted Average of Number
   of Shares Outstanding              45,354,588     25,159,314     45,126,327     17,134,549

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                           SECTOR COMMUNICATIONS, INC.
                       CONSOLIDATED STATEMENT OF CASH FLOW
                                   (UNAUDITED)
                            FOR THE SIX MONTHS ENDED

                                                       August 31,     August 31,
                                                             1997          1996
                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                           $(1,542,443)  $(1,157,681)
   Adjustments to Reconcile Net Loss to
    Net Cash Provided by Operating Activities:
     Depreciation and Amortization                        408,437       191,837
     Compensation Portion of Restricted
        Stock Grants (Note 9)                                  --       407,916
     Change in Assets and Liabilities, Net
      of Effect of Acquisition:
        (Increase) Decrease in Assets
          Accounts Receivable                             267,063      (139,413)
          Repayment of Related Party Receivable            32,198
          Prepaid Expenses and Deposits                    23,288       (52,170)
          Receivable on Sale of Securities                971,000
        (Decrease) Increase in Liabilities
          Accounts Payable                                 12,961         4,730
          Related Party Payable                            (4,202)           --
          Deferred Revenue                               (174,055)           --
          Accrued Interest on Loan Payable                     --       166,680
          Rent Deposit                                         --        12,248
                                                      -----------   -----------

Net Cash (Used) by Operating Activities                    (5,753)     (565,853)
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Fixed Assets                               (34,889)       (8,736)
   Proceeds from Sale of Marketable Securities                 --     1,930,000
   Decrease in Marketable Securities                       21,762            --
   Payment for the Acquisition of Histech                      --      (400,000)
   Payment for the Acquisition of Sector AG                    --       (12,000)
   Cash Balances of Histech and Mountain                       --        36,587
   Cash Balance of Sector Received in the
     Reverse Acquisition                                       --        62,022
   Payment for the Investment in DBE Software                  --      (450,000)
   Loans Receivable                                        56,798      (252,192)
                                                      -----------   -----------
Net Cash Provided by Investing Activities                  43,671       905,681
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the Sale of Common Stock                      --       250,000
                                                      -----------   -----------
Net Cash Provided By Financing Activities                      --       250,000
                                                      -----------   -----------


Effect of Exchange Rate Changes on Cash                   (35,619)      138,138
                                                      -----------   -----------

Net Increase in Cash                                        2,299       727,966

Cash - March 1,                                            80,096        22,429
                                                      -----------   -----------

Cash - August 31,                                     $    82,395   $   750,395
                                                      ===========   ===========

SUPPLEMENTAL CASH FLOWS INFORMATION:
   Cash Paid For:
     Interest                                         $        --   $        --
                                                      ===========   ===========
     Taxes                                            $        --   $        --
                                                      ===========   ===========

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                            SECTOR COMMUNICATIONS, INC.
                           NOTES TO FINANCIAL STATEMENTS
                                    (Unaudited)
                                  August 31, 1997

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

            The unaudited condensed consolidated balance sheet as of August 31, 1997 and the condensed consolidated statements of operations and cash flows for the three and six month periods ended August 31, 1997 and 1996 are those of Sector and its subsidiaries (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated.

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

            The accompanying consolidated financial statements as of August 31, 1997 and for the three and six months then ended include the accounts of Sector and its subsidiaries (see note 8). Such subsidiaries are as follows:

               Global Communications, Inc.,                     100% owned
               HIS Technologies AG                               60% owned
               Mountain Software AG                             100% owned

                          SECTOR COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                 August 31, 1997

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

NOTE 2 - PROPERTY AND EQUIPMENT

            Property and equipment consists of the following:

                                          August 31,   February 28,
                                                1997           1997
                                         -----------   ------------
            Fiber Network                $   157,837    $   157,837
            Equipment                      1,910,607      1,875,718
            Furniture and Fixtures            47,223         47,223
            Vehicles and Other                90,068         90,068
                                         -----------    -----------
                                           2,205,735      2,170,846
            Less:  Accumulated
             Depreciation                 (1,270,849)    (1,060,696)
                                         -----------    -----------
                                         $   934,886    $ 1,110,150
                                         ===========    ===========

            Depreciation expense for the three month periods ended August 31, 1997 and 1996 was $103,829 and $86,113, respectively, and for the six month periods ended August 31, 1997 and 1996 was $210,116 and $172,226, respectively.

NOTE 3 - RELATED PARTY TRANSACTIONS

            During the three month period ended November 30, 1996, the Company accrued $80,000 for consulting fees incurred for services provided by MCG Management Consulting Group, S.A. ("MCG"). This agreement was canceled on November 26, 1996. One of the principles of MCG is a former director of Sector AG and the former Chairman of the Board of Directors of Histech. This liability remains unpaid as of August 31, 1997.

NOTE 4 - NOTES RECEIVABLE

            Notes receivable at August 31, 1997 are as follows: Both of these notes are currently due and in default.

            Promissory note receivable from
            Atcall, Inc., bearing interest at 8%
            per annum. This note is personally
            guaranteed by the president of Atcall.
            Repayment of this note was demanded
            on the note's due date, October 23,
            1996. On January 20, 1997, the Company
            agreed to restructure payment of this
            amount to be payable $25,000 per month
            with a final balloon payment of
            $25,000, plus all accrued interest.                      $  205,312

            Reserve for potential uncollectability                     (119,000)

            Unsecured promissory note receivable
            from Combined Metals Reduction
            Company, bearing interest at 10%. The
            Company has previously established a
            reserve for the full amount of this
            note.                                                       136,575

            Reserve for potential uncollectability                     (136,575)
                                                                     ----------

            Total                                                    $   86,312
                                                                     ==========

            Atcall, Inc. has made only three of its scheduled payments under the restructured payment plan. The Company has established a reserve for the potential uncollectibility of the note.

NOTE 5 - INTANGIBLE ASSETS

            Intangible assets at August 31, 1997 are as follows:

               Intangible assets related to the acquisition
               of Histech                                           $ 4,286,922

               Intangible assets related to the acquisition
               of Mountain                                              595,959

               Intellectual property and distribution rights
               acquired by Histech prior to its acquisition
               by the Company, net of foreign currency
               exchange fluctuations.                                   751,897
                                                                    ------------
                                                                      5,634,778
               Amortization of intangible assets and
               intellectual property and distribution
               rights                                                  (484,925)
                                                                    ------------

               Total                                                $ 5,149,853
                                                                    ============

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

NOTE 6 - WARRANTS

            At August 31, 1997, the Company has reserved 3,895,680 shares of common stock for issuance upon the exercise of the currently outstanding warrants. The exercise prices and expiration dates of the warrants are as follows:

                       Number     Exercise      Date       Date of
                      of Shares    Price     Exercisable   Expiration
                      ---------   --------   -----------   ----------
                      2,083,746    $0.79       2/28/97     12/31/97
                         11,934     0.79       2/28/97      8/31/97
                        100,000     2.25       2/28/97      6/30/00
                        100,000     3.00       7/20/97      6/30/00
                        100,000     4.00       7/20/98      6/30/00
                        250,000     0.79       2/28/97      7/18/99
                      1,250,000     0.79       2/28/97      7/18/99
                      ---------
                      3,895,680
                      =========

NOTE 7 - STOCK OPTION PLANS

            At August 31, 1997, the Company has options outstanding for the purchase of 1,210,000 shares under the 1994 Stock Plan, at exercise prices ranging from $.375 to $1.0625 per share. 510,000 options are exercisable as of August 31, 1997. There were no option transactions during the period March 1 through August 31, 1997.

NOTE 8 - SECTOR COMMUNICATIONS AG

            Sector Communications AG was dissolved in July of 1997. At the time of its dissolution it had no operating budget, revenues nor employees. The Company acquired 100% of the outstanding capital stock of Sector Communications AG ("Sector AG") on July 31, 1996, from Murray Services, Ltd. ("Murray") for the purpose of holding the equity interests acquired by the Company in Switzerland, namely HIS Technologies AG and Mountain Software AG. At the time that Sector AG was acquired it had neither assets nor liabilities. Equity interests in HIS Technologies AG and Mountain Software AG are now held directly by Sector Communications, Inc.

NOTE 9 - REVERSE SPLIT OF COMMON STOCK AUTHORIZED

            At the Annual Meeting, held on October 21, 1997, shareholders voted to amend the Sector Communications, Inc. Certificate of Incorporation to authorize a reverse split of the Company's common stock. The Board of Directors had adopted a resolution authorizing an amendment to the Company's Amended and Restated Articles of Incorporation to effect a reverse split of the Company's Common Stock, $0.001 par value, whereby every 40 shares of Company Common Stock will be converted into one share. No fractional shares of stock would be issued in connection with a reverse split, but in lieu thereof, each holder of Common Stock who would otherwise be entitled to receive a fraction of a share of Common Stock shall have the number of shares rounded up or down to the closest number of whole shares of Common Stock. The Board of Directors has no immediate plans to effect the authorized reverse split.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the three and six month periods ended August 31, 1997 compared to the three and six month periods ended August 31, 1996.

Telecommunication Revenue

The Company earns all of its telecommunications revenue from (i) providing direct-dial services for international long distance calls to hotels in the cities of Sofia and Plovdiv in Bulgaria; (ii) from the integration, installation and maintenance of customer-owned digital phone systems; and (iii) from usage-based percentages of Company-owned digital phone systems through shared revenue agreements with some of its customers.

The Company's telecommunications revenue increased by $90,900 from $104,642 for the three months ended August 31, 1996 to $195,542 for the three months ended August 31, 1997, and decreased by $136,095 from $582,321 for the six months ended August 31, 1996 to $446,226 for the six months ended August 31, 1997. The decrease in revenue for the six months is due primarily to the Bulgarian Telephone Company ("BTC"), without prior notice or cause, unilaterally terminating the Company's Joint Activity Agreement on July 8, 1996. On that date the BTC disconnected Global's digital link to international carrier services, thus suspending the majority of the services provided by the Company to its customers. The digital link was reestablished through a new Joint Activity Agreement with the BTC dated February 14, 1997. The increase in revenues from carrier services for the three months is due to the reconnection of the Company's services.

Software Sales and Maintenance

Effective August 31, 1996, the Company began recording the software sales and maintenance revenue of its 60% owned subsidiary, Histech. No revenue related to Histech's operations was recorded prior to that time, since the acquisition of Histech was accounted for as a purchase, effective August 31, 1996.

During the three months ended August 31, 1997 and six months ended August 31, 1997, the Company recorded $288,432 and $661,143 in software sales and maintenance, net of payments to third party distributors, generated exclusively by its 60% owned subsidiary, Histech as follows:

                                                     Three Months    Six Months
                                                         Ended          Ended
                                                            August 31, 1997
                                                     ---------------------------
Software Sales                                         $ 30,318        285,338
Software Maintenance and Consulting                      40,582        102,805
                                                       --------       --------
Subtotal                                                 70,900        388,143
Deferred Software Maintenance Recognized in
 Current Period                                         217,532        273,000
                                                       --------       --------
Total Recognized Revenue                               $288,432       $661,143
                                                       ========       ========

Histech utilizes the service of software distributors for the sales of its products in geographic regions in which it has no sales force. During the three months and six months ended August 31, 1997, approximately 40% of sales were generated through distributors.

Histech plans to release several new software products in the third and fourth quarters of 1997 for use on Digital Open VMS, Microsoft Windows NT and various versions of Unix-based corporate networks. These products will facilitate the administration of user accounts and security across all three networks concurrently from a single Windows NT workstation.

Cost of Sales

The majority of the Company's costs of sales for the three months and six months ended August 31 relate to costs associated with telecommunication revenues as shown below.

                                Three Months Ended          Six Months Ended
                             August 31,   August 31,     August 31,  August 31,
                                1997         1996            1997        1996
                             ----------    ----------     ----------   --------
Global Communications        $  192,938   $  143,525        418,307     529,805
Histech                          58,028           --        204,047          --
                             ----------   ----------     ----------   ---------
  Total                      $  250,966   $  143,525     $  622,354   $ 529,805
                             ==========   ==========     ==========   =========

Global's costs of sales increased by $49,413 from $143,525 for the three months ended August 31, 1996 to $192,938 for the three months ended August 31, 1997 and decreased by $111,498 from $529,805 for the six months ended August 31, 1996 to $418,307 for the six months ended August 31, 1997. These changes are due primarily to the Company reestablishing its carrier services in the current six months which had been terminated in July of 1996 and reconnected in February of 1997.

                                          Three Months Ended    Six Months Ended
                                                August 31,         August 31,
                                              1997   1996         1997   1996
                                              ----   ----         ----   ----
Cost of Sales, as a Percent of Revenue         99%   137%          94%    91%

The variances are due in part to increased costs incurred in reestablishing Global's digital link at the BTC and fixed costs forming a larger percentage of revenue earned.

Costs of sales related to software products and maintenance are comprised primarily of commissions and distribution payments. These costs were 20% of software sales and maintenance revenue for the three month period August 31, 1997 and 31% for the six month period ended August 31, 1997.

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

                                   Three Months Ended         Six Months Ended
                                        August 31,               August 31,
                                    1997        1996          1997       1996
                                 ----------   ---------    ----------  ---------
General and Administrative
  Global Communications           $   95,173   $ 78,116    $   216,680 $ 162,904
  Histech                            361,685         --        657,276        --
  Sector Communications              346,340    719,351        696,028   719,351
                                  ----------  ---------    ----------- ---------
      Total                       $  803,198  $ 797,467    $ 1,569,984 $ 882,255
                                  ==========  =========    =========== =========

Higher expenses for salaries, related costs and professional services were primarily responsible for the increase in the sales, general and administrative costs for Global for the three and six month periods ended August 31, 1997 compared to the same periods in 1996.

The decrease in Sector's general and administrative costs in the three month period ended August 31, 1997, as compared to the same period in 1996, is due to a stock compensation expense of $407,916 in 1996 and none in 1997.

Sales, general and administrative costs of Histech consist primarily of salaries and related costs, fees, marketing expenses, depreciation and the amortization of intangible assets. Management of Histech believes that as new products are introduced into the market in the future, significant marketing costs will be incurred to successfully promote these products.

Interest Expense

Interest expense declined dramatically for the three month and six month periods ended August 31, 1997 as compared to the three and six month periods ended August 31, 1996. This decrease results from the extinguishing of the Company's long-term debt on February 28, 1997.

Gold Exploration Costs and Activities

In order to accurately determine the best course to take for the ultimate divestiture of its gold assets, the Company incurred exploration costs, as more fully described below of $27,219 during the three month period ended August 31, 1997 and $57,083 during the six month period ended August 31, 1997 as compared to $239,336 incurred during the three month period ended August 31, 1996. Prior to June 1, 1996, the Company did conduct gold exploration activities, but due to the nature of the acquisition of Global as a reverse acquisition, the historic financial statements are those only of Global and not of Sector, formerly Aurtex. The reader is referred to the Company's February 29, 1996 and February 28, 1997 10-KSB for details concerning exploration costs incurred during its years ended February 29, 1996 and February 28, 1997. The Company incurred approximately $18,000 in exploration costs in the three months ended August 31, 1996 which were incurred prior to the reverse acquisition of Global, and as such are not shown in the statement of operations as expense.

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

LIQUIDITY AND CAPITAL RESOURCES

During the six month period ended August 31, 1997, the Company financed its operations primarily through funds it received pursuant to a debt retirement agreement entered into on February 28, 1997.

The Company is currently experiencing negative cash flow from operations but management believes that with the reinstatement of Global's services and increased sales of Histech, that operating cash flow will improve significantly. Even with these projected improvements in operations and cash flows from Global and Histech, and the curtailment of gold exploration activities, the funding of future operations will require further infusion of capital. Negotiations are currently under way with potential investors wishing to provide additional operating capital. Based on its current and projected operating levels, the Company believes that it could attain a breakeven or positive level of cash flow with the next twelve months.

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

FORWARD LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risk and uncertainties. Such forward-looking statements reflect the Company's current views with respect to future events and reflect the Company's current views with respect to future events and financial performance, including statements in the following section concerning the timing and amount of revenues, the level of expenses incurred and the sufficiency of cash and other resources to fund operations. Actual results could differ materially from those projected in the forward-looking statements as a result of the Company's ability to obtain adequate additional financing as needed, the uncertainties of new product development and introduction, sales, growth, competitive pressures, uncertainties connected to the Bulgarian economy, and other risks listed from time to time in the Company's SEC reports including, but not limited to, Report on Form 10-KSB for the year ended 2/28/97 (Forward Looking Statements section).

                           PART II--OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits: NONE

(b)   Reports on Form 8-K: NONE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


October 21, 1997                                      /s/ Theodore Georgelas
                                                      --------------------------
                                                      Theodore Georgelas
                                                      President and Chief
                                                      Executive Officer