Form 10QSB
period 1997-11-30
SECTOR COMMUNICATIONS INC
filed 1998-02-02
CIK 741012

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934


                     For the Quarter Ended November 30, 1997


                         Commission File Number 0-22382


                           SECTOR COMMUNICATIONS, INC.
                 (Name of small business issuer in its charter)



                  Nevada                              56-1051491
      (State or other jurisdiction of     (IRS Employer Identification No.)
       Incorporation or organization)


               7601 Lewinsville Road, Suite 250, McLean, VA 22102
                     Address of principal executive offices

                                 (703) 761-1500
                            Issuer's Telephone Number


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |x| No |_|

As of January 30, 1998 there were 917,961 shares of the Registrant's Common Stock outstanding.

                           SECTOR COMMUNICATIONS, INC.

                              REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----

PART I -  FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Consolidated balance sheet -
      November 30, 1997 (unaudited) and February 28, 1997                 3

     Consolidated statement of operations -
      three and nine month periods (unaudited) ended
      November 30, 1997 and 1996                                          4

     Consolidated statement of cash flows -
      nine month periods (unaudited) ended
      November 30, 1997 and 1996                                          5

     Notes to consolidated financial statements (unaudited)               6

   Item 2. Management's Discussion and Analysis                          11


PART II -  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                             15

                           SECTOR COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEET

                                                        November 30,  February 28,
                                                            1997          1997
                                                       ------------   ------------
                                                        (Unaudited)
      ASSETS
CURRENT ASSETS
   Cash and Cash Equivalents                           $    173,267   $     80,096
   Accounts Receivable, net of provision for
    doubtful accounts of $78,885 and $50,678                897,760        618,845
   Marketable Securities                                         --         21,762
   Related Party Receivables                                     --         32,198
   Receivable on Sale of Securities                              --      1,000,000
   Notes Receivables                                         94,139        143,110
   Prepaid Expenses                                          89,746        117,426
                                                       ------------   ------------
     Total Current Assets                                 1,254,912      2,013,437
                                                       ------------   ------------

PROPERTY AND EQUIPMENT                                    2,210,298      2,170,846
   Accumulated Depreciation                              (1,368,113)    (1,060,696)
                                                       ------------   ------------
   Net Book Value                                           842,185      1,110,150
                                                       ------------   ------------

OTHER ASSETS
   Intangible Assets, net                                 5,086,668      5,350,447
   Capitalized Mining Claim Costs                         1,036,523      1,036,523
   Deposits                                                  42,481         41,953
                                                       ------------   ------------
     Total Other Assets                                   6,165,672      6,428,923
                                                       ------------   ------------

     TOTAL OTHER ASSETS                                $  8,262,769   $  9,552,510
                                                       ============   ============

      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts Payable and Accrued Expenses               $  1,698,778   $  1,218,867
   Short-Term Borrowing                                          --         12,028
   Deferred Revenue                                         251,165        449,254
   Due to Related Parties                                   148,756        474,021
                                                       ------------   ------------
     Total Current Liabilities                            2,098,699      2,154,170

Rent Deposit                                                 12,248         12,248
                                                       ------------   ------------

   TOTAL LIABILITIES                                      2,110,947      2,166,418
                                                       ------------   ------------

Commitments and Contingencies                                    --             --

STOCKHOLDERS' EQUITY
   Preferred Stock, $.001 par value; 5,000,000 shares
    authorized, no shares issued and outstanding                 --
   Common Stock, $.001 par value; 50,000,000 shares
    authorized, 45,898,066 and 44,898,066 shares
    issued and outstanding (See Note 10)                     45,898         44,898
   Additional Paid-in Capital                            13,474,729     13,116,354
   Retained Deficit                                      (7,212,921)    (5,658,196)
   Cumulative Foreign Currency Translation Adjustment      (155,884)      (116,964)
                                                       ------------   ------------
     Total Stockholders' Equity                           6,151,822      7,386,092
                                                       ------------   ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  8,262,769   $  9,552,510
                                                       ============   ============

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                           SECTOR COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                            Three Months Ended          Nine Months Ended
                                        November 30,  November 30,  November 30,  November 30,
                                            1997          1996          1997          1996
                                        -----------   -----------   -----------   -----------
REVENUE
   Telecommunication Revenue            $   257,821   $    96,807   $   704,047   $   679,128
   Software Sales & Maintenance             820,257       193,787     1,481,400       193,787
                                        -----------   -----------   -----------   -----------
                                          1,078,078       290,594     2,185,447       872,915

COST OF SALES                               352,870       106,866       975,224       636,671
                                        -----------   -----------   -----------   -----------

GROSS PROFIT                                725,208       183,728     1,210,223       236,244
                                        -----------   -----------   -----------   -----------

OPERATING EXPENSES
   Gold Exploration Costs                     3,063       117,603        60,146       356,939
   Software Development Costs               175,017       140,480       590,684       140,480
   Sales, General & Administrative          579,624     1,145,806     2,149,608     2,028,061
                                        -----------   -----------   -----------   -----------
     Total Operating Expenses               757,704     1,403,889     2,800,438     2,525,480
                                        -----------   -----------   -----------   -----------

Loss From Operations                        (32,496)   (1,220,161)   (1,590,215)   (2,289,236)
                                        -----------   -----------   -----------   -----------

OTHER INCOME (EXPENSE)
   Interest Expense                            (612)      (97,884)       (1,836)     (265,241)
   Other Income (Expense)                    14,718      (238,920)       34,840      (225,083)
   Foreign Exchange Gain (Loss)               6,108       (64,098)        2,486           816
                                        -----------   -----------   -----------   -----------

     Total Other Income (Expense)            20,214      (400,902)       35,490      (489,508)
                                        -----------   -----------   -----------   -----------

Loss Before Provision for Income Taxes      (12,282)   (1,621,063)   (1,554,725)   (2,778,744)

Provision for Income Taxes                       --            --            --            --
                                        -----------   -----------   -----------   -----------

Net Loss                                $   (12,282)  $(1,621,063)  $(1,554,725)  $(2,778,744)
                                        ===========   ===========   ===========   ===========

Loss Per Share                          $      (.01)  $     (2.23)  $     (1.71)  $     (5.91)
                                        ===========   ===========   ===========   ===========

Weighted Average Number of Shares
 Outstanding (See Note 10)                  917,961       725,552       907,634       470,168

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

                           SECTOR COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)
                            FOR THE NINE MONTHS ENDED

                                                     November 30,  November 30,
                                                         1997          1996
                                                     -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                          $(1,554,725)  $(2,778,744)
   Adjustments to Reconcile Net Loss to
    Net Cash Provided by Operating Activities:
     Depreciation and Amortization                       600,189       419,652
     Compensation Portion of Restricted
      Stock Grants                                            --       407,916
     Change in Assets and Liabilities, Net
      of Effect of Acquisition:
        (Increase) Decrease in Assets
          Accounts Receivable                           (278,915)     (112,621)
          Repayment of Related Party Receivable           32,198        25,745
          Prepaid Expenses and Deposits                   27,152       (83,669)
          Receivable on Sale of Securities             1,000,000            --
        (Decrease) Increase in Liabilities
          Accounts Payable                               479,911       103,921
          Related Party Payable                           34,110        24,681
          Deferred Revenue                              (198,089)      295,000
          Accrued Interest on Loan Payable                    --       249,114
          Rent Deposit                                        --        12,248
                                                     -----------   -----------
Net Cash (Used) by Operating Activities                  141,831    (1,436,757)
                                                     -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Fixed Assets                              (42,429)      (14,226)
   Proceeds from Sale of Marketable Securities                --     1,930,000
   Decrease in Marketable Securities                      21,762            --
   Payment for the Acquisition of Histech                     --      (700,000)
   Payment for the Acquisition of Sector AG                   --       (12,000)
   Cash Balances of Histech and Mountain                      --        36,587
   Cash Balance of Sector Received in the
    Reverse Acquisition                                       --        62,022
   Loans Receivable                                       48,971      (257,178)
   Proceeds from Short-Term Borrowing                         --       486,259
   Repayment of Short-Term Borrowing                     (12,078)     (300,000)
   Payment for the Investment in DBE                          --    (1,050,000)
                                                     -----------   -----------
Net Cash Provided by Investing Activities                 16,226       181,464
                                                     -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the Sale of Convertible Debentures           --       911,745
   Proceeds from the Exercise of Warrants                     --        60,516
   Proceeds from the Sale of Common Stock                     --       250,000
                                                     -----------   -----------
Net Cash Provided By Financing Activities                     --     1,222,261
                                                     -----------   -----------

Effect of Exchange Rate Changes on Cash                  (64,886)      128,590
                                                     -----------   -----------

Net Increase in Cash                                      93,171        95,558
Cash - March 1,                                           80,096        22,429
                                                     -----------   -----------
Cash - November 30,                                  $   173,267   $   117,987
                                                     ===========   ===========

SUPPLEMENTAL CASH FLOWS INFORMATION:
   Cash Paid For:

     Interest                                        $        --   $       333
                                                     ===========   ===========
     Taxes                                           $        --   $        --
                                                     ===========   ===========

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                           SECTOR COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                NOVEMBER 30, 1997

NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a) Basis of Presentation. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period to conform to the current period's presentation.

            For further information refer to the financial statements and footnotes included in the Registrant's Annual Report on form 10-KSB for the fiscal year ended February 28, 1997.

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

            The unaudited consolidated balance sheet as of November 30, 1997 and the consolidated statements of operations and cash flows for the three and nine month periods ended November 30, 1997 and 1996 are those of Sector and its subsidiaries (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated.

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

            The accompanying consolidated financial statements as of November 30, 1997 and for the three and nine months then ended include the accounts of Sector and its subsidiaries (see note 8). Such subsidiaries are as follows:

            Global Communications, Inc.                      100% owned
            HIS Technologies AG                               60% owned
            Mountain Software AG                             100% owned

                           SECTOR COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                NOVEMBER 30, 1997

NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      b)    Loss Per Share

            Loss per share is based on the weighted average number of shares of common stock outstanding during the period (See Note 10).

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

NOTE 2 -    PROPERTY AND EQUIPMENT

            Property and equipment consists of the following:

                                                      November 30,  February 28,
                                                          1997          1997
                                                      -----------   -----------
            Fiber Network                             $   157,837   $   157,837
            Equipment                                   1,915,170     1,875,718
            Furniture and Fixtures                         47,223        47,223
            Vehicles and Other                             90,068        90,068
                                                      -----------   -----------
                                                        2,210,298     2,170,846
            Less:  Accumulated Depreciation            (1,368,113)   (1,060,696)
                                                      -----------   -----------
                                                      $   842,185   $ 1,110,150
                                                      ===========   ===========

            Depreciation expense for the three month periods ended November 30, 1997 and 1996 was $107,811 and $122,743, respectively, and for the nine month periods ended November 30, 1997 and 1996 was $317,927 and $294,969, respectively.

NOTE 3 -    RELATED PARTY TRANSACTIONS

            During the three month period ended November 30, 1996, the Company accrued $80,000 for consulting fees incurred for services provided by MCG Management Consulting Group, S.A. ("MCG"). This agreement was canceled on November 26, 1996. One of the principals of MCG is a former director of Sector AG and the former Chairman of the Board of Directors of Histech. This liability remains unpaid as of November 30, 1997

                           SECTOR COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                NOVEMBER 30, 1997

NOTE 4 -    NOTES RECEIVABLE

            Notes receivable at November 30, 1997 are as follows: Both of these notes are currently due and in default.

            Promissory note receivable from Atcall,
            Inc., bearing interest at 8% per annum.
            This note is personally guaranteed by the
            president of Atcall. Repayment of this note
            was demanded on the note's due date,
            October 23, 1996. On January 20, 1997, the
            Company agreed to restructure payment of
            this amount to be payable $25,000 per month
            with a final balloon payment of
            $25,000, plus all accrued interest.                  $  213,139

            Reserve for potential uncollectability                 (119,000)

            Unsecured promissory note receivable from
            Combined Metals Reduction Company, bearing
            interest at 10%. The Company has previously
            established a reserve for the full amount of
            this note.                                              136,575

            Reserve for potential uncollectability                 (136,575)
                                                                 ----------

            Total                                                $   94,139
                                                                 ==========

            Atcall, Inc. has made only three of its scheduled payments under the restructured payment plan. The Company has established a reserve for the potential uncollectibility of the note.

NOTE 5 -    INTANGIBLE ASSETS

            Intangible assets at November 30, 1997 are as follows:

            Intangible assets related to the acquisition
             of Histech                                          $4,286,922

            Intangible assets related to the acquisition
             of Mountain                                            595,959

                           SECTOR COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                NOVEMBER 30, 1997

NOTE 5 -    INTANGIBLE ASSETS (continued)

            Intellectual property and distribution rights
             acquired by Histech prior to its acquisition
             by the Company, net of foreign currency
             exchange fluctuations.                                  785,338
                                                                 -----------
                                                                   5,668,219
            Amortization of intangible assets and intellectual
             property and distribution rights                       (581,551)
                                                                 -----------

            Total                                                $ 5,086,668
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

NOTE 6 -    WARRANTS

            At November 30, 1997, the Company has reserved 3,895,680 shares of common stock for issuance upon the exercise of the currently outstanding warrants. The exercise prices and expiration dates of the warrants are as follows:

                     Number         Exercise       Date          Date of
                   of Shares          Price     Exercisable    Expiration
                   ---------        --------    -----------    ----------
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

            The number of shares covered by the warrants will be adjusted pursuant to the reverse stock splits described in Note 10.

NOTE 7 -    STOCK OPTION PLANS

            At November 30, 1997, the Company has options outstanding for the purchase of 1,210,000 shares under the 1994 Stock Plan, at exercise prices ranging from $.375 to $1.0625 per share. 510,000 options are exercisable as of November 30, 1997. There were no option transactions during the period March 1 through November 30, 1997.

            The number of shares covered by the options will be adjusted pursuant to the reverse stock splits described in Note 10.

                           SECTOR COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                NOVEMBER 30, 1997

NOTE 8 -    SECTOR COMMUNICATIONS AG

            Sector Communications AG was dissolved in July of 1997. At the time of its dissolution it had no operating budget, revenues nor employees. The Company acquired 100% of the outstanding capital stock of Sector Communications AG ("Sector AG") on July 31, 1996, from Murray Services, Ltd. ("Murray") for the purpose of holding the equity interests acquired by Sector in Switzerland, namely HIS Technologies AG and Mountain Software AG. At the time that Sector AG was acquired it had neither assets nor liabilities. Equity interests in HIS Technologies AG and Mountain Software AG are now held directly by Sector.

NOTE 9 -    REVERSE SPLIT OF COMMON STOCK AUTHORIZED

            At the Annual Meeting, held on October 21, 1997, shareholders voted to amend Sector's Certificate of Incorporation to authorize a reverse split of Sector's common stock. The Board of Directors had adopted a resolution authorizing an amendment to Sector's Amended and Restated Articles of Incorporation to effect a reverse split of Sector's Common Stock, $0.001 par value, whereby every 40 shares of Sector Common Stock will be converted into one share. No fractional shares of stock would be issued in connection with a reverse split, but in lieu thereof, each holder of Common Stock who would otherwise be entitled to receive a fraction of a share of Common Stock shall have the number of shares rounded up or down to the closest number of whole shares of Common Stock. The Board of Directors had no immediate plans to effect the authorized reverse split.

NOTE 10 - SUBSEQUENT EVENTS

      1) Effective December 1, 1997, Sector effected the 1 for 40 share reverse split described above. Then, on December 2, Sector effected an additional reverse split of 1 for 1.25 shares. These transactions had the cumulative effect of a 1 for 50 share reverse split. The effect of these transactions have been given retroactive effect in the computation of loss per share.

      2) On December 2, 1997, Sector amended its Certificate of Incorporation to reduce the number of shares which it is authorized to issue from 50,000,000 to 40,000,000 shares.

      3) On December 23, 1997, Sector sold 250 shares of its 1997 Series A 8% Cumulative Preferred Stock for gross proceeds of $250,000 and net proceeds of $210,000. The shares have been issued in an offshore private placement in accordance with Regulation S of the Securities Act of 1933.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the three and nine month periods ended November 30, 1997 compared to the three and nine month periods ended November 30, 1996.

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

The Company's telecommunications revenue increased by $161,014 from $96,807 for the three months ended November 30, 1996 to $257,821 for the nine months ended November 30, 1997, and increased by $24,919 from $679,128 for the nine months ended November 30, 1996 to $704,047 for the nine months ended November 30, 1997. The increase in revenues from carrier services for the three and nine months is due to the reconnection, on February 28, 1997, of the Company's digital link to international carrier service. This link had been interrupted due to the Bulgarian Telephone Company, without prior notice or cause, unilaterally terminating the Company's Joint Activity Agreement on July 8, 1996.

Software Sales and Maintenance

Effective August 31, 1996, the Company began recording the software sales and maintenance revenue of its 60% owned subsidiary, Histech. No revenue related to Histech's operations was recorded prior to that time, since the acquisition of Histech was accounted for as a purchase, effective August 31, 1996.

During the three months ended November 30, 1997 and 1996 and nine months ended November 30, 1997, the Company recorded $820,257, $193,787 and $1,481,400 respectively in software sales and maintenance, net of payments to third party distributors, generated exclusively by its 60% owned subsidiary, Histech as follows:

                                           Three Months    Nine Months      Three Months
                                              Ended           Ended            Ended
                                                November 30, 1997        November 30, 1996
                                           ---------------------------   -----------------
Software Sales                               $645,402      $1,173,119        $ 134,461
Software Maintenance and Consulting           174,855         308,281           59,326
                                             --------      ----------        ---------

Total                                        $820,257      $1,481,400        $ 193,787
                                             ========      ==========        =========

Histech utilizes the service of software distributors for the sales of its products in geographic regions in which it has no sales force. During the three months and nine months ended November 30, 1997 and the three months ended November 30, 1996, approximately 40% of sales were generated through distributors.

Histech plans to release several new software products in the fourth quarter of fiscal 1998 and the first quarter of fiscal 1999 for use on Digital Open VMS, Microsoft Windows NT and various versions of Unix-based corporate networks. These products will facilitate the administration of user accounts and security across all three networks concurrently from a single Windows NT workstation.

Release of the final versions of the Account Geneous and Password Geneous products for Microsoft Windows NT and Digital Open VMS are anticipated in the fourth quarter. Support for the Unix operating system is expected in the fourth and first quarters for Password Geneous and Account Geneous, respectively. Versions of the software that support additional platforms, as well as the addition of new applications to the Geneous product line, are scheduled for release over the next 18 months. The product development schedule is, however, dependent on the required level of funding being kept available.

Cost of Sales

The majority of the Company's costs of sales for the three months and nine months ended November 30 relate to costs associated with telecommunication revenues as shown below.

                              Three Months Ended          Nine Months Ended
                          November 30,  November 30,  November 30,  November 30,
                              1997          1996          1997          1996
                          ------------  ------------  ------------  ------------
Global Communications       $247,131      $ 43,639      $665,438      $573,444
Histech                      105,739        63,227       309,786        63,227
                            --------      --------      --------      --------

   Total                    $352,870      $106,866      $975,224      $636,671
                            ========      ========      ========      ========

Global's costs of sales increased by $203,492 from $43,639 for the three months ended November 30, 1996 to $247,131 for the three months ended November 30, 1997 and increased by $91,994 from $573,444 for the nine months ended November 30, 1996 to $665,438 for the nine months ended November 30, 1997. These changes are due primarily to the Company reestablishing its carrier services in the current nine months which had been terminated in July of 1996 and reconnected in February of 1997.

                              Three Months Ended          Nine Months Ended
                                  November 30,               November 30,
                              1997          1996          1997          1996
                          ------------  ------------  ------------  ------------
Cost of Sales, as a
  Percent of Revenue           96%           45%           95%           84%

The variances are due in part to increased costs incurred in reestablishing Global's digital link at the BTC and fixed costs forming a larger percentage of revenue earned.

Costs of sales related to software products and maintenance are comprised primarily of commissions and distribution payments. These costs were 13% and 33% of software sales and maintenance revenue for the three month periods ended November 30, 1997 and 1996 and 21% and 33% for the nine month periods ended November 30, 1997 and 1996.

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

                                  Three Months Ended              Nine Months Ended
                              November 30,   November 30,    November 30,    November 30,
                                  1997           1996            1997            1996
                              ------------   ------------    ------------    ------------
General and Administrative
   Global Communications        $ 94,082      $  143,337      $  310,762      $  306,241
   Histech                       237,166         539,125         894,442         573,207
   Sector Communications         248,376         463,344         944,404       1,148,613
                                --------      ----------      ----------      ----------

     Total                      $579,624      $1,145,806      $2,149,608      $2,028,061
                                ========      ==========      ==========      ==========

The decrease in Sector's general and administrative costs in the nine month period ended November 30, 1997, as compared to the same period in 1996, is due to a stock compensation expense of $407,916 in 1996 and none in 1997.

Sales, general and administrative costs of Histech consist primarily of salaries and related costs, fees, marketing expenses, depreciation and the amortization of intangible assets. Management of Histech believes that as new products are introduced into the market in the future, significant marketing costs will be incurred to successfully promote these products.

Interest Expense

Interest expense declined dramatically for the three month and nine month periods ended November 30, 1997 as compared to the three and nine month periods ended November 30, 1996. This decrease results from the extinguishing of the Company's long-term debt on February 28, 1997.

Gold Exploration Costs and Activities

In order to accurately determine the best course to take for the ultimate divestiture of its gold assets, the Company incurred exploration costs, as more fully described below, of $3,063 during the three month period ended November 30, 1997 and $60,146 during the nine month period ended November 30, 1997 as compared to $117,603 incurred during the three month period ended November 30, 1996 and $356,939 during the nine month period ended November 30, 1996. Prior to June 1, 1996, the Company did conduct gold exploration activities, but due to the nature of the acquisition of Global as a reverse acquisition, the historic financial statements are those only of Global and not of Sector, formerly Aurtex. The reader is referred to the Company's February 29, 1996 and February 28, 1997 10-KSB for details concerning exploration costs incurred during its years ended February 29, 1996 and February 28, 1997. The Company incurred approximately $18,000 in exploration costs in the three months ended May 31, 1996 which were incurred prior to the reverse acquisition of Global, and as such are not shown in the statement of operations as expense.

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

LIQUIDITY AND CAPITAL RESOURCES

During the nine month period ended November 30, 1997, the Company financed its operations primarily through funds it received pursuant to a debt retirement agreement entered into on February 28, 1997.

The Company is currently experiencing negative cash flow from operations but management believes that, with the reinstatement of Global's services and increased sales of Histech, operating cash flow will improve significantly. Even with these projected improvements in operations and cash flows from Global and Histech, and the curtailment of gold exploration activities, the funding of future operations will require further infusion of capital. Negotiations are currently under way with potential investors wishing to provide additional operating capital. Based on its current and projected operating levels, the Company believes that it could attain a breakeven or positive level of cash flow with the next twelve months.

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

On December 23, 1997, the Company sold 250 shares of its 1997 Series A 8% Cumulative Preferred Stock for gross proceeds of $250,000 and net proceeds of $210,000.

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

                           PART II--OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits:

      Exhibit
      Number
      -------
        3.1 Amendment to Articles of Incorporation - To be filed as an amendment to Form 10Q-SB.

        27        Financial Data Schedule

(b)   Reports on Form 8-K: NONE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


February 2, 1998                                    /s/ Geoffrey A. Button
                                                    ----------------------------
                                                    Geoffrey A. Button
                                                    President and Chief
                                                    Executive Officer