Form 10KSB
period 1998-02-28
SECTOR COMMUNICATIONS INC
filed 1998-06-23
CIK 741012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended February 28, 1998
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

Securities Registered Pursuant of Section 12(g) of the Act: Common Stock, $.001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. |_|

This report contains a total of 74 pages. The Exhibit Index appears on page 63.

As of May 29, 1998, there were 1,213,998 shares of the issuer's Common Stock outstanding. The aggregate market value of the 1,187,644 shares of the issuer's voting stock held by non-affiliates was $1,633,011 based on the closing sales price of $ 1.375 on that date as reported by the Nasdaq Small cap Market. The sum excludes the shares held by officers and directors, at May 29, 1998, in that such persons may be deemed affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                           SECTOR COMMUNICATIONS, INC.
                                   FORM 10-KSB
                                February 28, 1998


PART I........................................................................3

ITEM 1.   Business............................................................3
ITEM 2.   Properties.........................................................18
ITEM 3.   Legal Proceedings..................................................19
ITEM 4.   Submission of Matters to vote of Security Holders..................20

PART II......................................................................21

ITEM 5.   Market for Common Equity and Related Stockholder Matters...........21
ITEM 6.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations..............................................23
ITEM 7.   Financial Statements...............................................31
ITEM 8.   Changes in and Disagreements with Accounting and Financial
          Disclosure ........................................................55

PART III.....................................................................57

ITEM 9.   Directors, Executive Officers, Promoters, and Control Persons:
          Compliance With Section 16(a) of the Exchange Act..................57
ITEM 10.  Executive Compensation.............................................58
ITEM 11.  Security Ownership of Certain Beneficial Owners and Management.....60
ITEM 12.  Certain Relationships and Related Transactions.....................62

PART IV......................................................................62

ITEM 13.  Exhibits and Reports on Form 8-K...................................62
SIGNATURES...................................................................64
EXHIBIT INDEX................................................................65

                                     PART I

ITEM 1. Business

Corporate Overview

Sector Communications, Inc. (the "Company") was incorporated in the State of Nevada on March 19, 1990 and has accumulated a deficit of $9,244,613 through February 28, 1998. The Company and its subsidiaries are collectively referred to herein as "Sector".

Formerly only a gold exploration and development company, Sector changed its corporate strategy and focus in 1996 to concentrate its energies and efforts on building Sector into an international telecommunications and software company. This was effected through the acquisition of already existing companies and products.

Whenever reference is made in this Report to shares of Sector's Common Stock, $.001 par value (the "Common Stock"), such reference gives effect to the combined one-for-50 reverse stock splits effective December 2, 1997. See the section "Reverse Stock Splits" in Item 5 to this Report.

                                 Sector Bulgaria

Telecommunications Overview

Global Communications Group, Inc. ("Global") was incorporated in the State of Texas in 1993. On June 18, 1996, Sector acquired 100% of the outstanding common stock of Global in exchange for the issuance of 340,000 shares of the Common Stock. A branch of Global was registered in the Republic of Bulgaria subsequent to the signing of a five-year Joint Activity Agreement (the "JAA") with Bulgaria's government-owned state telecommunications monopoly, the Bulgarian Telecommunications Company-PLC (the "BTC"), on January 26, 1994. On February 14, 1997, Global entered into a new ten-year JAA with the BTC (the "JAA-2"). As part of this new agreement, a new wholly-owned, Bulgarian subsidiary company, Sector-Bulgaria, EOOD ("Sector BG"), was created through which all business is now being conducted. Ultimately, it is anticipated that all of the assets of Global will be assigned to Sector BG.

The JAA called for Sector BG and the BTC to unite their efforts in order to provide substantially upgraded telecommunications services to the hotel and resort industry in the country. Local management believes that this industry sector, as a well developed part of the national economy, is playing a strategic role in Bulgaria's rapid conversion from central planning and state ownership to a more privatized and market-driven economy.

The JAA identifies two basic needs that Sector BG's activities must address in order to meet the demands of its customers:

o Provide direct, automatic, international dialing to the guests of client hotels; and

o Deliver upgraded local telephone service to individual business customers through the installation of optical fiber cabling and high-speed digital transmission equipment.

o In addition, Sector BG has undertaken the challenge to provide complete equipment upgrades at the customers' premises through the installation of state-of-the-art digital PBXs, call accounting systems, new telephone sets and other services.

Since early 1995, Sector BG has provided telecommunication services to a select group of hotels in the Bulgarian capital of Sofia and in Plovdiv, the country's second largest city and a traditional fair and exhibition center. Sector BG has constructed five optical cable routes in Sofia with a total length of 12 kilometers (six fibers) creating an infrastructure that, in the opinion of Sector BG management, is able to support future additional customers and further expansion.

Services Provided, Markets and Overall Strategy

Sector Bulgaria currently operates in the Republic of Bulgaria, a country with a population of approximately 8,775,000 and a total area of 110,910 square kilometers (slightly larger than the State of Tennessee).

Bulgaria possesses an almost unbroken line of beautiful beaches along its 300 kilometer Black Sea coast. Hundreds of hotels are clustered around the two biggest cities, Varna and Bourgas, in several resort areas - St. Constantin, Golden Sands and Albena to the north and Sunny Beach, Elenite and Dyuni to the south. A three to four-hour drive transfers the tourist to Alpine surroundings in the mountain resorts of Pamporovo and Borovetz - well known ski centers in Western Europe.

The capital of Bulgaria, Sofia, is a large industrial and business center at the foot of the Vitosha mountain - a picturesque park and a convenient ski center are half an hour away from the city. Plovdiv, Bulgaria's second largest city, has become an international fair and exhibition center with major events in the spring and autumn and many other events throughout the year. Varna and Bourgas are industrial and tourist centers with ports on the Black Sea.

Local management believes that there are two characteristic aspects of the Bulgarian telecommunication infrastructure: the heritage of the communist past and the recent tendencies to modernization. In the early nineties, democratic Bulgaria inherited from the former totalitarian communist state a telecommunication infrastructure with technically obsolete, poorly maintained and worn out electromechanical switching systems. Long distance transmission was analog, based on antiquated FDM multiplex systems and microwave relays. The local loop was in no better condition. The only telephone instrument in use was the ubiquitous rotary dial phone.

There were great anomalies and discrepancies between the general statistics data and the actual network development and service quality. The 1995 CIA World Fact Book reports that Bulgaria's telephone system consists of approximately 2,600,000 telephones or 29 phones per 100 persons, that 67% of the households in Sofia have telephones, that automatic telephone service is available in most villages and that two thirds of the lines are residential. These ostensibly attractive statistics disguise, in the opinion of local management, the severe problems of Bulgaria's antiquated telecommunication system. The waiting list for telephone service in the bigger cities is still hopelessly long, the quality of transmission is poor, and the static and distortion in local loop circuits renders them useless for anything but voice grade and low bit-rate data services.

Growth and socioeconomic change have come about in Bulgaria in the aftermath of the end of the communist regime. New and increased demands are being placed upon Bulgaria's inadequate telecommunications infrastructure placing additional stress on the Bulgarian public telephone operator's ability to supply its users with the required capacity. This, in turn, is causing the users to operate in an environment which lacks critical communications capabilities. This situation is further exacerbated by the poor financial health of Bulgaria's balance of payments and hard currency reserves which are inadequate to invest in and modernize such important areas as its telecommunications infrastructure.

A typical example of Bulgaria's attempt to modernize its telecommunications infrastructure is the Digital Overlay Network ("DON") project of the BTC. Its major goal is to significantly upgrade the national long distance network by creating a digital transmission and switching overlay of the existing analog environment, thus creating the backbone of further network upgrades.

Even with the completion of the DON, compared to western standards, Bulgaria lags considerably behind. For Bulgaria's most visible and demanding users, such as international four and five-star rated hotels, large sea and mountain resorts with traditional international business and tourist flow, foreign and domestic companies, embassies, and trading houses, requiring constant and efficient access to international and long distance communications, the inability to offer sufficient quality in all segments of the connection, be it switched-voice, facsimile or data, mean a potential loss of business revenue, inability to obtain timely critical business and other information and a frustrated user population.

Sector BG offers to its customers the following basic services:

o upgrading of the local loop to optical and direct connection to the international gateway switch through the Sector BG operated private network;

o     worldwide dialing access; and

o complete telecommunication equipment upgrade in the customer's premises, including, installation of new modern PBX(s), call accounting systems, new telephone sets, and other services.

Sector BG's strategy is to expand the optical fiber cable construction in Sofia and Plovdiv and to provide international and national long distance direct dialing to additional hotels, western businesses, banks and embassies. New services will also be developed to enrich and diversify the types of products available to the customer, e.g., debit card calling, Internet access, Reuters access and credit card validation, based on the near-infinite transmission capacities of the optical fiber and related equipment. This strategy and the implementation of such an expansion of the network services is highly dependent upon the ability of Sector BG to secure adequate financing and contract with new customers -- the assurance of which is highly uncertain.

Sector BG also expects to extend these services to the major Black Sea resort areas clustered around the cities of Varna and Bourgas, as well as the popular mountain ski centers of Borovetz and Pamporovo.

Sector BG's customers represent the most lucrative market segments: (1) the hotel and resort industry and (2) business users. Both of these markets demand a high quality of service (QoS) and at the same time are able to afford the higher premiums to procure these services. Sector BG invoices its customers based on U.S. dollars. Payments are collected in the local currency at the daily exchange rate in order to minimize currency translation and devaluation risk.

Sources and Availability of Materials

The materials and vendors necessary for Sector BG to continue operations are available from many sources. Sector BG foresees no shortage of supplies or difficulties in acquiring materials and vendors necessary to conduct its business as presently conducted.

Sector BG relies heavily on its own expertise. Three local and one U.S.-based subcontractor companies are retained to provide certain technical equipment and services, including:

o engineering support for proprietary computer and telecommunications equipment;

o cable route surveys, coordination with the BTC and local authorities on permit and license issues, construction and laying of the optical fiber cable including testing and documentation;

o     call logging equipment and billing service support; and

o     digital transmission telecommunication equipment.

All three Bulgarian companies are leaders in their specific business domains and Sector BG has a well established relationship with each. Should it be necessary to obtain new or additional subcontractors, Sector BG has, in its opinion, an adequate number of alternative local and international equipment and service vendors. There exist, however, many political and regulatory risks in Bulgaria which could seriously impact the ability of Sector BG to obtain required contractual services or to retain its own employees.

Description of the Network

Sector BG has installed five Mitel SX 2000 Light PBXs in five hotels in the cities of Sofia and Plovdiv and has expanded or upgraded most of the remaining PBXs in the remaining hotels to which Sector BG provides service. Call logging and accounting equipment and interfaces to the hotel information systems are provided to every customer. Five PBXs, four Mitel SX 2000 and one Northern Telecom Meridian 1 are connected via optical fiber directly to Sector BG's Concentrator Tandem in Sofia. The remaining hotel customers are temporarily connected by leased local lines awaiting the construction of the optical cable route. Currently, all Sector BG's hotel customer's PBXs retain their traditional interface to the PSTN for local, national, long distance and incoming international calls.

Sector BG supports a remote control and customer service center in its office and switch room in Sofia. It assists its hotel customers administration in resolving any dialing and billing problems of its guests. Emergency service to its customers is provided on a 24-hour basis. A centralized billing system issues monthly bills to the customers that are matched to the records of the hotel call logger.

Government Regulation  and Operating Agreements

The telecommunications sector of Bulgaria was initially based on the legal and regulatory framework of the Soviet Union. Under this system, the Ministry of Posts and Telecommunications was given the monopoly over all telecommunications services, including television and broadcasting. Article 16 of Bulgaria's Constitution stated that "...posts, telegraph, telephones, radio and television...are state property only." The Ministry is responsible for planning and coordinating policies concerning telecommunications services.

Reform in telecommunications in Bulgaria began in 1991. The reform aimed at a gradual ousting of the state monopoly in telecommunications by establishing government regulation and a competitive telecommunications service market.

The Committee of Posts and Telecommunications (the "CPT") is the regulatory body for telecommunications, mobile phone, satellite and cable TV operators in Bulgaria. It is a state organization which has no say over the economic aspects of the main national operator i.e., the (BTC), which holds the monopoly on basic network services, satellite communications, all long-distance and international telephone and telex services.

The CPT sets the development strategy for the telecommunication infrastructure, approves bids, tenders and grants licenses to operating entities. The CPT's stated goal is to drive forward the liberalization of the telecommunications market through licensing and privatization. Bulgaria intends to follow the general recommendations of the European Union's Green Paper on Telecommunications and the Uruguay Round of GATT negotiations regarding liberalization of the telecommunications sector. Bulgaria's government has announced that it would offer 25% of the BTC for sale in an effort to spur privatization and raise cash to pay for the country's $10 billion foreign debt.

On September 21, 1993, Global executed a Memorandum of Understanding with the BTC to provide a closed, private, long distance traffic network for the hotel and resort industry in the Republic of Bulgaria. Global and the BTC then executed the JAA on January 26, 1994 which enabled Global to provide end-to-end international carrier switched service to terminate all switched voice traffic from the hotels in Bulgaria.

On July 8, 1996, the BTC unilaterally and unexpectedly terminated the JAA and prohibited Global from accessing the state-owned long-distance switching network and effectively terminated Global's ability to provide its core service - international long-distance access. Although Global considered the BTC's actions both illegal and unjustifiable, it entered into negotiations with the BTC to effect a settlement. See the section "Sector BG" in this Item 1 to this Report for information as to the terms of the settlement resulting in the transfer to Sector BG and the execution of the JAA-2.

As a result of the political changes in Bulgaria that took place in the beginning of 1997, the JAA-2 was further amended and co-ordinated with the new management of the BTC and EBRD to take its final and current form in September 1997. By virtue of this last agreement with the BTC, Sector BG acts as an agent of a group of selected customers in their relations with the BTC in the aspect of special access circuits and interconnection, international dialing, call accounting and billing and optical cable construction.

In February 1997, Bulgaria entered into a World Trade Organization Agreement (the "WTO Agreement") that should have the effect of liberalizing the provision of switched voice telephone and other telecommunications services in many foreign countries beginning January 1, 2003. As a result of the WTO Agreement, Sector expects the BTC, among other things, to reexamine its policies regarding
(i) the services that may be provided by foreign owned international common carriers and (ii) the provision of international switched voice services outside of the traditional settlement rate and proportionate return regimes. The implementation of the WTO Agreement may also make it easier for foreign carriers with market power in their home markets to offer Bulgarian and foreign customers end-to-end services to the disadvantage of Sector BG, which may face substantial obstacles in obtaining from foreign governments and foreign carriers the authority and facilities to provide such end-to-end services.

Telecommunications Competition

Virtually all markets for telecommunications services are extremely competitive, and Sector BG expects that competition will intensify in the future. In each of the markets in which it offers telecommunications services, Sector BG faces significant competition from carriers with greater market share and financial resources. Sector BG competes in Bulgaria with the government provider, which has historically monopolized the local telecommunications market. A continuing trend toward business combinations and alliances in the telecommunications industry and Bulgaria's move to privatize its telecommunications system may create significant new competitors to Sector BG. Many of Sector BG's existing and potential competitors have financial, personnel and other resources significantly greater than those of Sector BG. Other potential competitors include foreign telephone companies, wireless telephone companies, electric utilities, microwave carriers and private networks of large end users. In addition, Sector BG competes with equipment vendors and installers and telecommunications management companies with respect to certain portions of its business.

For most of Sector BG's communications services, the factors which local management deems critical to a customer's choice of a service provider are cost, ease of use, speed of installation, quality, reputation and, in some cases, geography, and network size. Sector BG's objective is to be one of the most responsive service providers, particularly when providing customized communications services. Sector BG's array of communications facilities and international relationships, together with its engineering and operations capability, provide Sector BG with considerable flexibility in tailoring cost-effective communications services to meet its customers' requirements. Ownership of this network will allow Sector BG to implement complex permanent and temporary communications circuits to and from locations throughout Bulgaria. Sector BG relies on its decentralized management structure and the local orientation of its operations and personnel to distinguish itself from larger, less personalized operations. In addition, Sector BG's understanding of Bulgaria's telecommunications technical and regulatory issues has often allowed Sector BG to provide prompt solutions to the diverse communications needs of its customers. No assurance can be given, however, that Sector BG's strategies will be successful.

Sector BG may also be subject to additional competition due to the development of new technologies and increased availability of domestic and international transmission capacity. For example, even though fiber-optic networks, such as that of Sector BG, are now widely used for long distance transmission, it is possible that the desirability of such networks could be adversely affected by changing technology. The telecommunications industry is in a period of rapid technological evolution, marked by the introduction of new product and service offerings and increasing satellite and fiber optic transmission capacity for services similar to those provided by Sector BG. Sector BG cannot predict which of many possible future product and service offerings will be important to maintain its competitive position or what expenditures will be required to develop and provide such products and services.

Dependence on major customers

Sector BG currently provides services to a limited base of nine customers and, therefore, relies heavily on the business from each. Sector BG's five largest customers accounted for 93% of total revenues for the year ended February 28, 1998 ("fiscal 1998"). No single customer, however, accounted for more than 45% of all revenues generated. Sector BG is actively working to retain its customer base and diversify the types of services that it provides in order to reduce the dependence on any single customer or type of service.

Tariffs

The tariff structure of the BTC is slowly undergoing changes that are trying to reflect the transition to a market economy while still providing social credit to subscribers with poor financial status, which constitutes the majority of the telecommunications users in Bulgaria. Tariffs, both international and domestic are approved by the government and are defined in the local currency - the Bulgarian Leva Sector BG's current practice of charging its customers in U.S dollars allows Sector BG to recognize increased profit margins due to the inflationary environment surrounding the Leva and to realize tariff conservatism due to the social pressure of the low standard of living in Bulgaria.

Effective March 1, 1997, the BTC introduced a new tariff structure. Sector BG's average blended carrier revenue and expense rates are $2.19 and $1.32, respectively, leaving a $0.87 gross profit. A currency board was introduced in Bulgaria from June 1, 1997, with the aim of leading to stable and predictable financial operations.

Employees

At April 30, 1998, Sector BG had 11 full time employees in Bulgaria. The technical staff consists of three highly qualified system engineers and a service technician that perform network planning and engineering, as well as the maintenance functions of Sector BG's Network facilities and the five hotel PBXs. Sector BG uses independent contractors for cable construction, call logger installation and for other functions as necessary. Three employees are responsible for customer billing and accounting. The remainder of the employees perform administrative and logistical tasks.

                            Sector Communications AG

HIS Technologies AG, Mountain Software AG

On July 31, 1996, the Company acquired 100% of the outstanding capital stock of Sector Communications AG ("Sector AG") from Murray Services, Ltd. ("Murray") for the purpose of holding the equity interests acquired by Sector in Switzerland, namely HIS Technologies AG ("Histech") and Mountain Software AG ("Mountain"). At the time that Sector AG was acquired it had neither assets nor liabilities. Sector AG now holds the Company's equity investment in Histech; however, it currently has no operating budget, revenues nor employees.

On August 12, 1996, the Company entered into a definitive agreement with the shareholders of Histech and Mountain whereby Sector's wholly owned subsidiary, Sector AG, would acquire 80% of the capital interest in Histech and 100% of Mountain.

Effective August 23, 1996, Sector AG acquired 54.45% of the capital stock of Histech from two Histech shareholders, Joan Brown and Aledo Services, Ltd. ("Aledo"), and 100% of the stock of Mountain from Simon Brown, the sole shareholder of Mountain, in exchange for 186,923 shares and 34,247 shares of the Common Stock, respectively. Sector AG also purchased 3,428 shares of previously unissued Histech shares representing a 25.55% interest for $1,200,000. Management anticipates that Mountain may be merged into Histech at some future date. Hugo Wyss, a director of Sector AG and the Chairman of the Board of Directors of Histech, is also a director of Aledo.

As compensation for services performed in this transaction, the Company issued 25,000 shares of the Common Stock and a warrant expiring July 18, 1999, for the purchase of 25,000 shares of the Common Stock at an exercise price of $39.50 per share, to KAV Kapitalangleger Verlag AG ("KAV"). KAV has assigned the warrant to Global Portfolio Management Ltd.

On February 18, 1997, the Company entered into an agreement with Peacetime Communications, Ltd., ("Peacetime"), Emerald Capital, Inc. ("Emerald") and Wallington Investment, Ltd. ("Wallington"), whereby the Company canceled obligations to Peacetime, Emerald and Wallington in the aggregate amount of approximately $4,080,000 and obtained additional financing in the amount of $1,000,000 (or less, at the Company's discretion) through the sale of 25% of its ownership in Histech, all of the Company's interests in DBE Software, Inc. ("DBE") and 20,000 shares of the Common Stock. Peacetime received 2,417 shares of the common stock of Histech representing 18% of the total outstanding shares of Histech and the Company's entire claim to 145,745 shares of DBE common stock representing 14.594% of the outstanding DBE common stock. The DBE common stock has been placed into escrow pursuant to an escrow agreement executed concurrently with the Agreement. Upon the receipt of $1,000,000 the escrow agent shall transfer the Company's interest in DBE to Peacetime. In the event that less than $1,000,000 is drawn by the Company, a percentage of Sector's interest in DBE, which is proportionate to the amount of capital provided to the Company, shall be delivered to Peacetime with the remainder of the DBE interest returned to the Company. Emerald and Wallington each received 134 shares of Histech common stock (representing 1% of the total number of outstanding shares of Histech) and 10,000 shares of the Common Stock.

Software Overview

Histech is a Swiss corporation founded in 1996. Histech is an independent software vendor that develops and markets enterprise automation software solutions for managing distributed computer systems in multivendor, multiplatform computing environments.

Histech's products are used by information systems professionals whose organizations rely on the performance of their computing resources to conduct business. Histech is committed to the quality of the products and services it provides to its customers and continually invests in research and development to maintain the quality of its software products.

Histech initially introduced its systems management products for Digital Equipment Corporation's ("Digital's") OpenVMS operating system, but is currently adapting its major products to also run on the Microsoft Windows NT and Unix operating systems. Histech is also developing a new line of products that will operate simultaneously across all three environments. There can be no assurance, however, that the new products will be developed, that the products will be delivered on schedule or that more competitive products will not be released by the competitors of Sector.

A substantial portion of Histech's net revenues is derived from user license fees sold through distributors. Histech's license agreements generally do not impose minimum sale obligations on the distributors and, accordingly, the distributors have no obligation to sell Histech's products. In addition, Histech has no control over the shipping dates or volumes of systems sold through its distributors and, therefore, there can be no assurance that any distributor will ship Histech's products in the future. Failure of Histech's distributors to achieve significant sales and fluctuations in the timing and volume of such sales could have a materially adverse effect on Histech's and, therefore, Histech's operating results and financial condition.

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

The growing diversity of the enterprise computing environment contributes to other features of the current market. While IBM's dominance of the MIS organization is eroding, customers are concerned with protecting their investment in their information systems. This in turn is driving the emergence of often conflicting standards for systems management, such as SNMP, DCE and various emerging object-oriented strategies like CORBA, OLE and DCOM. Histech management believes that, in an effort to reduce training costs and increase efficiencies, there is a customer-driven trend toward consolidating the installed vendor base and standardizing on as few products as possible.

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

Histech is focused on delivering the next generation of automated systems management products needed to respond to these challenges, although no assurance can be given that such a focus will result in a viable, competitive products or products.

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

HIS-UAF Administrator UNIX Server/HIS-UAF Administrator Windows NT Server Allows systems managers to control and manage user accounts for OpenVMS, UNIX and Windows NT on the same network. A graphical interface provides a clear overview of all users and their related accounts cross platform via the subscribers records stored in the HIS-UAF X.500 database. Help-desk operators can use HIS-UAF Administrator for assisting a user who has a specific problem, e.g., forgotten passwords or account names. Reduces the need for the user's staff to learn different administration tools across different applications and operating systems.

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

Account GENEOUS - Provides true Enterprise-wide sophisticated multiplatform user account management on Windows NT, Open VMS, and various UNIX variants using an intutitive Windows-based interface. Account GENEOUS supports the concurrent manipulation of many thousands of accounts across multiple platforms using a few simple commands. Use of Account GENEOUS is controlled by strong authorization and encryption technology. Many large customers of Histech have been using Account GENEOUS for several months with great success.

Password GENEOUS - Provides rule-based multi-platform password synchronization on Windows NT, Open VMS and various UNIX variants. Password GENEOUS is a true "set-and-forget" Enterprise System Management tool that can transparently synchronize passwords across hundreds of hosts running disparate operating systems. The rules database allows the system managers to determine exactly which accounts to synchronize and allows Password GENEOUS's operation to be completely transparent to users.

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

Software Competition

The computer software industry is highly competitive. There are many larger software vendors that have substantially greater financial and technical resources than Histech; in the future, these companies may develop and market products similar to those offered by Histech. Competitive products are currently offered by a number of independent software companies. The most important consideration for customers of systems and network management software are product and product line capability, integration, on-going product enhancement, ease of installation and use, reliability and quality of technical support, documentation and training, name recognition, vendor experience and stability, and, to a lesser extent, price. Management believes that Histech competes favorably in these areas although the dynamic nature of the software industry could quickly place Histech and its products at a competitive disadvantage.

Research and Development

The computer hardware and software industries are characterized by rapid technological change, which requires a continuing high level of expenditures for the development and maintenance of software products. It is customary for modifications to be made to a software product as experience with its use grows or as changes in manufactures' hardware and software so require. No research and development costs were capitalized for fiscal 1998.

Proprietary Rights

Histech relies on confidentiality and non-competition agreements with its employees in order to protect its proprietary know-how and employs various methods to protect the software, concepts, ideas and documentation of it proprietary technology. Such methods, however, may not afford complete protection, and there can be no assurance that others will not independently develop similar know-how or obtain access to Histech's know-how or software, concepts, ideas and documentation. Histech does not sell or transfer title to its products to customers. The products are licensed on a "right-to-use" basis pursuant to a perpetual license, which is nontransferable and restricts use of the products to the customer's internal purposes on specified computers at specified sites.

Employees

As of February 28, 1998, Histech employed eight persons (two as full-time contractors), including sales, marketing and related activities; product development and customer support; management, administration and finance. Of such employees, four are employed in Switzerland, three are employed in the United Kingdom, and one is employed in Benelux. Histech believes that its employee relations are good and anticipates hiring additional employees in the future.

                                Gold Exploration

Krissos Resources, Inc.

Effective May 31, 1996, the Company transferred certain assets, liabilities and obligations of its gold business to Krissos Resources, Inc. ("Krissos"), a newly formed, wholly-owned subsidiary of the Company. Historically, the Company's principal activities have been conducting surface and exploration drilling on its gold exploration projects located in Idaho.

Vienna Project

On April 15, 1997, the Company's interest in the Exploration License and Option Agreement expired. Any and all costs and expenses associated with the exploratory work performed by and/or on behalf of the Company with respect to the Vienna Project have been expensed either previously or with in the preparation of the financial statements accompanying this Report.

Ketchum Project

Seven years of geological investigation, sampling and exploratory drilling led to what the Company believed was the discovery of an extensive low-grade epithermal gold system on the Waldemar-Lindgren-Watterson claims (the "Ketchum Project") in central Idaho.

Grassroots exploration began in central Idaho in 1988 and eventually led to staking 576 unpatented claims. Encouragement was initially obtained from gold assays of 1 to 2 ppm from in and around the historic lead-silver workings in the area. Subsequent soil surveying delineated several promising targets not related to the historic workings.

During the 1991 to 1994 field exploration seasons, 40 reverse circulation holes were drilled, totaling 29,080 feet. Of the samples recovered from these holes, 55% had a gold concentration in excess of 10 ppb. The drill hole results suggested that a large volume of mineralized rock continued to significant depth beneath the surface soil anomalies. To date, however, the high-grade zones appear to be somewhat discontinuous and a minable volume of economic grade has not yet been discovered.

For the 1996 exploration season, the Company engaged the services of Agricola Metals Company, a principal of which is a stockholder of the Company, to direct a gold exploration drilling program in one of these two areas. Results of this exploration were inconclusive with more testing deemed necessary to determine if any viable ore-bearing deposits exist. No plans have been established to conduct future exploration at this time.

In August 1995, after careful consideration and review of the Ketchum claim block, the number of unpatented claims held at the Ketchum property were reduced by 397 from 656 to 259. Claims on which it was believed little potential of containing a minable gold deposit were held and/or which were located in an environmentally sensitive area where it would be difficult to obtain the necessary permits for exploration and development of the property were dropped. The reduction in the number of unpatented claims was also consistent with the objective to reduce costs since there is an annual rental payment requirement of $100 per claim on unpatented claims.

The Company does not have a proven or probable reserve at its Ketchum Project. Furthermore, there can be no assurance that these claims may actually host an economically minable gold deposit, or that the necessary funding to begin production could be obtained. The Company has determined that its interests in the Ketchum claims have little provable value and has, consequently, reduced to zero the carried value of such claims for financial reporting purposes.

Title to Mining Claim Properties

The Company's Idaho properties consist, to a large extent, of unpatented mining claims upon unappropriated federal land pursuant to procedures established by the federal and state laws. Interests in the perfected unpatented mining claims on public land are subject to the fee title of the United States. The Company believes that it has taken all actions necessary to perfect its interests in the mining claims under Federal statutes and regulations and intends to continue to perform the necessary work and filings as required. There can be no assurance, however, that the interest of the Company in its mining claims will not be subject to contest.

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

Availability of Mineral Deposits; Competition and Markets

Because many companies are engaged in the exploration of mineral properties and may have substantially greater financial resources than the Company, the Company may be at a disadvantage with respect to some of its competitors in the acquisition and development of mining properties and companies.

Sources and Availability of Raw Materials

Management is of the opinion that the materials and vendors necessary for the Company to continue its exploration activities are available from many sources. Management also foresees no shortage of supplies or difficulties in acquiring materials and vendors necessary to conduct its business as presently conducted.

Environmental and Regulatory Matters

The Company's engagement in exploring for gold is subject to various Federal, state and local provisions regarding environmental and ecological matters. Many of the Company's exploration activities were conducted on public lands. The Forest Service of the United States Department of Agriculture extensively regulates exploration activities conducted in national forests where most of the Company's claims are located. All operations of the Company involving the exploration for minerals are subject to existing laws and regulations adopted by Federal, state and local governmental authorities. Requirements imposed by any such authorities could be costly, time consuming, and may delay operations. Future legislation and regulations, including those designed to protect the environment, as well as future interpretations of existing laws and regulations, may require substantial increases in equipment and operating costs to the Company and may cause delays, interruptions, or a termination of operations. While to date, environmental requirements have not had a material effect on the Company's operations, the Company cannot accurately predict or estimate the impact of any future laws or regulations, or future interpretations of existing laws and regulations, on the Company's operations.

Gold Assay System

The Company has the world wide right to make, sell and use the Gold Assay System although there are currently no efforts being made to produce or sell the system or to determine the market for such a system. Sector ceased research and development efforts related to the Gold Assay System in 1995. Sector believes that there is little if any marketable value in its right of ownership of the Gold Assay System.

                                General Corporate

Employees

At May 29, 1998, the Company, in addition to the staff employed by its subsidiaries, had two full-time and two part-time employees. Sector also uses independent contractors and consultants as necessary.

Principal Office

The Company is a Nevada corporation with its executive offices located at 7601 Lewinsville Road, Suite 250, McLean, Virginia 22102. Its telephone number is
(703) 761-1500. A significant portion of the administrative work of Sector is performed through the offices of Geoffrey A. Button, its President and Chief Executive Officer, through his offices in England.

ITEM 2. Properties

Mining Claim Properties

Sector's mining claim properties are described in the "Mining Claim Properties" section of Item 1 to this Report.

Office Facilities

At May 29, 1998, Sector leased the following facilities:

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

At May 29, 1998, the Company's subsidiaries leased the following facilities:

                           Lease            Approximate
      Location          Primary Use         Sq. Footage         Expiration
      --------          -----------         -----------         ----------
Zurich, Switzerland   Corporate Office         3,488             June 2000
  Sofia, Bulgaria     Corporate Office         2,500           January 2001

Sector is committed under non-cancelable operating lease agreements for office space at the above locations and has subleased the entire California and Colorado locations and substantial portions of the McLean location on terms similar to its master leases.

ITEM 3. Legal Proceedings

1. On November 8, 1996, Symark International, Inc. ("Symark") filed a complaint against Histech and its managing director, Robert Scherpenhuijzen, in the Superior Court of the State of California for the County of Los Angeles. On December 3, 1996, the action was removed to the United States District Court for the Central District of California. On March 21, 1997, the District Court granted Histech's motion to dismiss the action for improper venue on the ground that the forum selection clause in the contract between Histech and Symark specified the courts of the Canton of Zurich, Switzerland for the resolution of disputes between Histech and Symark. On April 18, 1997 Symark served notice of its appeal to the Ninth Circuit Court of Appeals of the dismissal of its lawsuit. The appeal is now pending before the Ninth Circuit.

The focus of this case thus far has been on the procedural issue of whether the case should be dismissed for improper venue because of the forum selection clause. The Company anticipates that the appeal will be decided by approximately the first quarter of next year.

The lawsuit arose from disputes between Histech and Symark concerning their respective rights and obligations under the License and Reseller Agreement dated August 1, 1995 (the "Symark Agreement") between them. Symark contended that Histech had attempted to engage Symark in "unfair and unlawful acts and practices and unfair competition" with Histech and another distributor, Raxco, and also had made disparaging remarks to Symark's customers. Histech's position is that Symark's allegations are baseless and that Symark has breached the Symark Agreement, primarily by failing to pay license fees and by representing Histech's products as Symark's own. Ultimately, Histech terminated the Symark Agreement.

Symark is seeking injunctive relief and monetary damages to be proved at trial.

As of the date of this Report, the Company is in discussions with Symark which, if successful, would lead to a cessation of legal efforts by each party and the resumption of a distributor relationship with Symark in the United States. Although management is optimistic that these discussions will achieve the desired result, there can be no assurance, absent a written binding agreement, that this will occur.

2. On February 7, 1997, Alfred Hasler, Adrian Stanga, Lucie Vonesch and Lloyd Kim, as plaintiffs, instituted an action in the Superior Court of California, County of Santa Clara, against

S. Allan Kline, a former director of the Company (until January 17, 1997), Biomyne, Inc. ("Biomyne"), Biomyne Technology Company ("BTC"), Aurtex, Inc. ("Aurtex"), the Company, Biomyne Exploration Company ("BEC"), Biomyne North Company ("BNC"), San Jose National Bank, Hugo Wyss and currently unknown defendants. The Company, however, did not become aware of the action until March 11, 1998 and has engaged California counsel to defend it. In the complaint the four plaintiffs allege that they are limited partners of BEC and, in the case of Mr. Hasler, also a limited partner of BTC, and that their sixteen causes of action (of which four include the Company as a defendant) arise from their investments on one or both limited partnerships. In the third cause of action, plaintiffs allege that in 1989 BEC solicited limited partnerships interests and represented that the funds would be used for drilling for gold on BEC claims in Nevada and instead diverted the funds to BNC for the development of BNC's claims in Idaho. Plaintiffs, who allegedly invested $300,000 in BEC, seek $3,000,000 in damages for the benefits and profits they were not able to derive from the Idaho claims. Plaintiffs allege earlier in the complaint and in the fourth cause of action, that Biomyne sold the Idaho claims to Aurtex, which they believe was acquired by the Company, but in fact is the Company by its former name as correctly alleged in the seventh cause of action. In the fourth cause of action, plaintiffs are seeking over $3,000,000 in damages as the value of the shares in the Company to which they believe they are entitled. In the seventh cause of action, the plaintiffs seek punitive damages for not delivering the shares to them. In the 14th cause of action, plaintiffs seeks damages in excess of $3,000,000 plus punitive damages as a result of the defendents intentionally not delivering the shares resulting from the transfer by Biomyne to the Company. The Company on June 2, 1998 answered the complaint, denying any liability and pleading 12 affirmative defenses. Based on its current knowledge, management is of the opinion that, if any liability can be established by the plaintiffs, it is that of the other defendants and not that of the Company.

3. During the 3rd quarter of 1997 an action was filed by The Lodestone Group Inc. ("Lodestone") in the District Court of Arapahoe County, Colorado. The suit claims approximately $42,000 is owed to Lodestone by the Company for work performed pursuant to a contract between Lodestone and the Company wherein Lodestone was to manage the administration of various exploratory activities with respect to the mining claims of the Company in Idaho. The amounts billed are, in the belief of the Company, far in excess of the contractually stipulated amount and that there was no corporate authorization for any additional work to be performed by Lodestone. In the opinion of management the suit is without merit and its outcome will have no materially adverse impact on the Company.

ITEM 4. Submission of Matters to Vote of Security Holders

No matters were brought to a vote of the holders of the Common Stock, the sole voting security, during the quarter ended February 28, 1998.

                                     PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters

Price Range of Common Stock

The Common Stock trades on the Nasdaq SmallCap Market tier of The Nasdaq Stock Market Inc. under the symbol "SECT". The following table sets forth the high and low sales price (adjusted for the 1 for 50 combined reverse stock splits effected in the quarter ended February 28, 1998) for each quarter since the Company's listing on Nasdaq, as reported by Nasdaq.

       Quarter Ended          High         Low
       -------------          ----         ---
       May 31, 1995           73.77       57.46
       August 31, 1995       110.82       53.36
       November 30, 1995      73.88       41.04
       February 29, 1996      61.56       36.94

       May 31, 1996           65.67       49.25
       August 31, 1996       106.25       50.00
       November 30, 1996      56.25       28.13
       February 28, 1997      26.55       15.65

       May 31, 1997           35.95       15.65
       August 31, 1997        14.05        9.40
       November 30, 1997       7.80        3.15
       February 28, 1998       2.63        2.12

Nasdaq Listing

Currently the Company does not meet certain of the Nasdaq maintenance requirements. If the Common Stock is delisted from the Nasdaq Smallcap Market because of the Company's inability to meet the Nasdaq maintenance requirements, its price quotations would either be reported in the OTC Bulletin Board or in the pink sheets. In addition, if the bid price continues to be below $5.00 per share, the security would then become subject to Rule 15g-9 promulgated under the Exchange Act, which Rule imposes additional sales practices requirements on a broker-dealer which sells Rule 15g-9 securities to persons other than the broker-dealer's established customers and institutional accredited investors (as such term is defined in Rule 501 (a) under the Securities Act). For transactions covered under Rule 15g-9, the broker-dealer must make a suitability determination of the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. In addition, broker-dealers, particularly if they are market makers in the Common Stock, have to comply with the disclosure requirements of Rules 15g-2, 15g-3, 15g-4, 15g-5 and 15g-6 under the Exchange Act unless the transaction is exempt under Rule 15g-1.

Holders

At May 29, 1998, there were 296 holders of record of the Common Stock. The Company believes that many additional holders of the Common Stock are unidentified because their shares are held by brokers in nominee accounts or "street name". The number of beneficial owners holding stock in nominee or "street name" is estimated by the Company, based on the number of sets of proxy material requested in connection with the October 21, 1997 Annual Meeting of Stockholders, to be approximately 750.

Reverse Stock Splits

On July 22, 1997, the Board of the Company authorized an amendment to the Company's Amended and Restated Articles of Incorporation approving a reverse stock split of the outstanding shares of the Common Stock on the basis of one new share of the Common Stock for each 40 shares of outstanding Common Stock. The Amendment was approved at the Annual Meeting of Stockholders held on October 21, 1997. Such action did not change the par value of the Common Stock of $.001 per share or the number of authorized shares of the Common Stock from 50,000,000.

On November 18, 1997, the Board authorized a reverse stock split of the Common Stock of one share for every 1.25 outstanding shares. The par value of the Common Stock did not change, but the number of authorized shares was reduced from 50,000,000 to 40,000,000. The two reverse stock splits, which had the combined effect of a 1-for-50 reverse stock split, as well as the reduction of the authorized shares, became effective with the filing of an amendment in Nevada on December 2, 1997.

Dividends

The Company has not paid cash dividends on its Common Stock and, in view of its losses and cash requirements, has no intentions to do so. The Company expects to retain any future earnings to fund operations for the foreseeable future.

Recent Issuances of Common Stock

On January 5, 1998, FT Trading, based in London, England, purchased 250 shares of the Company's Series A 8% Convertible Preferred Stock, $.001 par value (the "Series A Preferred"), for $250,000 in a private placement pursuant to Regulation S under the Securities Act of 1933, as amended (the "Securities Act"). Concerned that the holder of the shares of the Series A Preferred may have been selling shares of the Common Stock, thereby lowering the market price of the Common Stock, on March 18, 1998, the Company gave the holder notice of its intention to redeem on April 2, 1998 all 250 shares of the Series A Preferred for $312,500, which action terminated the holder's right to convert. In lieu of the redemption, Firstimpex, based in Geneva, Switzerland, purchased the 250 shares of the Series A Preferred from FT Trading for the redemption price on the condition that the Company restored the conversion right and issued to Firstimpex 75,000 shares of the Common Stock, which issuance was effected on April 5, 1998 simultaneously with the restoration of the conversion right. On the same day, Firstimpex converted 165 shares of the Series A Preferred into 73,333 shares of the Common Stock based on a conversion price of $2.25 per share. On May 13, 1998, Firstimpex converted the remaining 85 shares of the Series A Preferred into 60,044 shares of the Common Stock based on the alternative conversion price of $1.415625 per share which represented the average of the closing bid prices during the five trading days preceding the conversion date.

As a result of the conversions and issuance described in the preceding paragraph and the issuances described under "Issuance of Convertible Notes," the Company issued an aggregate of 268,377 shares of the Common Stock.

Issuance of Convertible Notes

On April 15, 1998, the Company sold $500,000 in principal amount of its Convertible Promissory Notes due July 30, 1999 (the "Notes") pursuant to Regulation S under the Securities Act. In addition, the two purchasers, Amex Corp. Limited and Danvers Investment Corp., each a British Virgin Island corporation, with an address in Zurich, Switzerland, each received 30,000 shares of the Common Stock.

Effective May 26, 1998, each holder has the right to convert its Note in the principal amount of $250,000, plus accrued interest (at the rate of 6% per annum), in whole or in part, into shares of the Common Stock at a conversion price equal to the lesser of (1) $2.88 (which was 80% of the closing bid price of the Common Stock on April 15, 1998) or (2) 80% of the average closing bid prices of the Common Stock for the five trading days immediately preceding the conversion date. See the section "Possible Change In Control" in Item 11 to this Report.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Sector includes certain estimates, projections and other forward-looking statements in its reports, presentations to analysts and others and other material disseminated to the public. There can be no assurance as to future performance and actual results may differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements include: (i) the effects of vigorous competition in the markets in which Sector operates; (ii) the cost of entering new markets necessary to provide products and services; (iii) the impact of any unusual items resulting from ongoing evaluations of Sector's business strategies; (iv) requirements imposed on Sector and its competitors by the BTC; (v) unexpected results of litigation filed against Sector; and (vi) the possibility of one or more of the markets in which Sector competes being affected by variations in political, economic or other factors such as monetary policy, legal and regulatory changes or other external factors over which Sector has no control.

As a software developer and vendor, Sector believes that its ability to compete successfully depends on a number of factors, including product performance and functionality, the cost of internal product development versus the cost of obtaining licensed products from outside vendors, time-to-market and the cost of on-going maintenance. Sector's future success will depend significantly on its ability to develop additional advanced products more rapidly and less expensively than its existing and potential competitors, to persuade its customers to license Sector's products rather than to develop their own systems management products, and to adapt its products to run on the Microsoft Windows NT and Unix operating systems. There can be no assurance that Sector will be able to accomplish this successfully. Many of Sector's existing and potential competitors have substantially greater financial, technical, marketing, sales and distribution resources than Sector. There can be no assurance that Sector will be able to compete successfully or that competition will not have a material adverse effect on Sector's operating results and financial condition.

Any substantial decrease in Sector's revenues will materially and adversely affect its operating results because most of Sector's manpower and other expenses are fixed and cannot be adjusted rapidly to compensate for a substantial decrease in revenues.

Results of Operations

The year ended February 28, 1998 Compared to the year ended February 28, 1997

Telecommunication Revenue - Sector earns all of its telecommunications revenue from Sector BG (i) providing direct-dial services for international long distance calls to a select group of hotels and resorts in the cities of Sofia and Plovdiv in Bulgaria; (ii) from the integration, installation, and maintenance of customer-owned digital phone systems; and (iii) from usage-based percentages of Sector BG-owned digital phone systems through shared revenue agreements with some of its customers.

Sector's telecommunications revenue increased by $111,604 or 14.9% from $751,493 for the year ended February 29, 1997 ("fiscal 1997") to $871,097 for fiscal 1998.

Software Sales and Maintenance - Sector's software sales and maintenance revenue increased by $1,165,226 or 229.7% from $507,220 for fiscal 1997 to $1,672,446 for fiscal 1998 (all figures are net of payments to third party distributors). The increase in sales for fiscal 1998 was attributable to the development and release of new product lines and new versions of Histech's software products, as well as for Histech's sales being included for a full year (the prior years results reflected a six month period of sales).

Histech utilized the services of software distributors for the sales of its products in geographic regions which it has no sales force. During fiscal 1998, approximately 75% of its sales were generated by software distributors.

Costs of Sales - The Cost of Sales of Sector increased by $342,772 or 38.2% from $896,171 for fiscal 1997 to $1,238,944 for fiscal 1998. Most of the increase was attributable to the increase in costs associated with the distribution and sale of Histech's new software products.

Software Development Costs - Software development costs consisted primarily of salaries, related benefits, consultants fees and other costs. Sector's software development costs increased by $521,392 or 253.3% from $205,834 for fiscal 1997 to $727,226 for fiscal 1998. The increase was attributable to the reflection of a full year of software development (the prior year's results reflected a six-month period of software development) and the increased manpower devoted to new software development.

Management believes that a significant level of software development costs will be required by Histech to remain competitive and expects such costs will increase in the future if the funding for such increased costs is available to Sector.

Operating Expenses- Operating expenses consisted primarily of personnel costs, including salaries, benefits and bonuses and related costs for management, finance and accounting, legal and other professional services. Total operating expenses of Sector decreased by $229,179 or 5.5% from $4,146,131 for fiscal 1997 to $3,916,952 for fiscal 1998. Sector's increase in software development costs ($521,392) and sales, general and administrative expenses ($149,830) was more than offset by a reduction in gold exploration costs of $492,485 and a reduction in compensation expenses related to stock grants of $407,916.

Administrative Costs and Other Costs- Management expects that Sector BG's general and administrative costs, not taking into consideration any expansion of the current network, to remain at current levels.

Sales, general and administrative costs of Histech consist primarily of salaries and related costs, fees, marketing expenses, depreciation and the amortization of intangible assets. Management of Histech believes that as new products are introduced into the market in the future, significant marketing costs will be incurred to successfully promote these products.

Management expects Sector's general and administrative costs, exclusive of any addition of new employees, to remain at or below the levels experienced in fiscal 1998.

Interest Expense - Interest expense for fiscal 1998 decreased by $338,663 as compared to the expense in fiscal 1997. The reduction in interest expense was a result of the retirement of the "Peacetime Debt" as described in the Company's Annual Report for fiscal 1997.

Management expects that interest expense could increase in the future to the degree Sector borrows funds in order to finance any continuing operating cash flow deficits and implements any capital expenditure plans.

Gold Exploration Costs and Activities - In connection with the change in Sector's strategic direction, Management has decided to curtail any significant future gold exploration activities. Although Sector has expensed entirely its remaining gold assets (principally the claims in the Ketchum Project), it renewed, in August 1997, for one year its claim rights with the Bureau of Land. Management is currently evaluating options to determine the possibilities of divestiture and or discontinuance of Sector's mineral properties. Management does not expect Sector to incur significant costs in the future related to its gold exploration properties or other gold exploration related activities.

Liquidity and Capital Resources

During fiscal 1998, the Company financed Sector's operations primarily through
(i) funds it received from the sale of securities in offshore private placements in accordance with Regulation S of the Securities Act for net sales proceeds of $210,000 (see the sections "Recent Issuances of

Common Stock" and "Issuance of Convertible Notes" in Item 5 to this Report) and
(ii) sales revenue generated from the Company's subsidiaries.

Sector is currently experiencing negative cash flow from operations. The funding of future operations will require further infusions of capital.

If additional funds are raised by the Company through the issuance of equity securities, securities convertible into or exercisable for equity securities, or an equity securities exchange, the percentage ownership of the then current stockholders of the Company will be reduced. The Company may issue preferred stock with rights, preferences or privileges senior to those of the Common Stock. Although discussions are on-going with various potential sources of additional capital, there can be no assurance that the Company will be successful in its efforts to obtain adequate capital nor if any such additional capital is made available to the Company that it will be on terms and conditions that are not extremely dilutive to the present holders of the Common Stock. Discontinuance of the listing of the Common Stock on the Nasdaq Smallcap Market (see the section "Nasdaq Listing" in Item 5 to this Report) may adversely impact the Company's ability to obtain future financing.

Sector had no commitments for material capital expenditures as of February 28, 1998.

Forward-Looking Statements

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. There are certain important factors that could cause results to differ materially from those in the forward-looking statements contained in the above discussion. Among such important factors are (i) the timely creation of versions of Sector's products for the Microsoft Windows NT and Unix operating systems, (ii) the impact of Microsoft Windows NT, Unix and other operating systems on the OpenVMS market upon which Sector's current products are dependent, (iii) the reliance on distributors to continue reselling Sector's products, (iv) the ability of Sector to successfully expand the distribution of its products through new and unproven channels, including resellers, integrators, distributors and direct sales, (v) the risks associated with Sector's engineering effort needed to develop products for Microsoft Windows NT and Unix, (vi) the impact of competitive products and pricing, (vii) the uncertainty of the labor market and local regulations in Switzerland, Bulgaria and the United Kingdom, (vii) Sector's ability to hire and retain research and development personnel with appropriate skills in a highly competitive labor market, and (viii) such risks and uncertainties as are detailed from time to time in the Company's public reports, including this Report.

In addition to the factors described above, factors that may contribute to future fluctuations in quarterly operating results include, but are not limited to: (i) the development and introduction of new operating systems that require additional development efforts; (ii) the introduction or enhancement of products by Sector or its competitors; (iii) changes in the pricing policies of Sector or its competitors; (iv) increased competition; (v) technological changes in computer and telecommunications systems and environments; (vi) the ability of Sector to timely develop, introduce and market new products and services; (vii) Sector's quality control of products and services sold; (vii) Sector's market readiness to deploy systems management products for distributed computing environments; (ix) Sector's market readiness to deploy new telecommunications services; (x) market acceptance of new services, products and product enhancements; (xi) customer order deferrals in anticipation of new products and product enhancements; (xii) Sector's success in expanding its sales and marketing programs; (xiii) personnel changes; (xiv) foreign currency exchange rates; (xv) mix of products sold; and (xvi) general economic conditions.

Sector's future revenues will also be difficult to predict. Accordingly, any significant shortfall of revenues in relation to management's expectations or any material delay of customer orders would have an immediate adverse effect on its business, operating results and financial condition. As a result of all of the foregoing factors, management believes that period-to-period comparisons of Sector's results of operations are not and will not necessarily be meaningful and should not be relied upon as any indication of future performance.

Management of Growth; Dependence on Key Personnel. In the future, Sector will be required to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and to expand, train and manage its employee work force. There can be no assurance that Sector will be able to effectively manage such growth. Its failure to do so would have a material adverse effect on its business, operating results and financial condition. Competition for qualified sales, technical and other qualified personnel is intense and there can be no assurance that Sector will be able to attract, assimilate or retain additional highly qualified employees in the future. If Sector is unable to hire and retain such personnel, particularly those in key positions, its business, operating results and financial condition would be materially adversely affected. Sector's future success also depends in significant part upon the continued service of its key technical, sales and senior management personnel. The loss of the services of one or more of these key employees could have a material adverse effect on its business, operating results and financial condition. Additions of new and departures of existing personnel, particularly in key positions, can be disruptive and can result in departures of existing personnel, which could have a material adverse effect on Sector's business, operating results and financial condition.

Uncertainty in Developing Products for New Operating Systems. Sector's software products operate primarily on the OpenVMS operating system. Sector's current product development activities are primarily directed towards developing new products for the Windows NT and UNIX operating systems, developing enhancements to its current products and porting new products and enhancements to other operating systems. Sector has made and intends to continue to make substantial investments in porting its products to new operating systems and Sector's future success will depend on its ability to successfully accomplish such ports.

The process of porting existing products and product enhancements to, and developing new products for, new operating systems requires a substantial capital investment, the devotion of substantial employee resources and the cooperation of the owners of the operating systems to which the products are being ported or developed. For example, the added focus on porting and development work for the Windows NT market has required, and will require, Sector to hire additional personnel with expertise in the Windows NT environment as well as devote its engineering resources to these projects. The diversion of engineering personnel to this area may cause Sector to be delayed in its other product development efforts. Furthermore, operating system owners have no obligation to assist in these porting or development efforts and may instead choose to enter into agreements with other third party software developers or internally develop their own products. In particular, the failure to receive a source license to certain portions of the operating system, either from the operating system owner or a licensee thereof, would prevent Sector from porting its products to, or developing products for, such operating system. There can be no assurance that Sector's current or future porting efforts will be successful or, even if successful, that the operating system to which Sector elects to port to or develop products will achieve or maintain market acceptance. The failure of Sector to port its products to new operating systems or to select those operating systems that achieve and maintain market acceptance could have a material adverse effect on Sector's business, operating results and financial condition.

Risks Associated With International Operations. International revenue (from sales outside the United States and Canada) accounted for a significant percentage of Sector's total revenues for fiscal 1998. Management believes that Sector's success depends upon continued expansion of its international operations. Sector currently has sales offices in Bulgaria, Switzerland and Benelux and product development groups in Switzerland and the United Kingdom. Sector has resellers in North America and Europe. International expansion may require Sector to establish additional foreign offices, hire additional personnel and recruit additional international resellers. This may require significant management attention and financial resources and could adversely affect Sector's operating margins. To the extent that Sector is unable to effect these additions efficiently and in a timely manner, its growth, if any, in international sales will be limited, and its business, operating results and financial condition could be materially and adversely affected. There can be no assurance that Sector will be able to maintain or increase international market demand for its products.

As of February 28, 1998, the Company's Swiss subsidiary employed engineers and contractors located in Zurich and London who perform certain product development work. The Company's Bulgarian subsidiary operates autonomously from Sofia. These international operations subject Sector to a number of risks inherent in developing products and services outside of the United States, including the potential loss of developed technology, imposition of governmental controls, export license requirements, restrictions on the export of critical technology, political and economic instability, trade restrictions, difficulties in managing international operations and lower levels of intellectual property protection.

Sector's international business will also involve a number of additional risks, including lack of acceptance of localized products, cultural differences in the conduct of business, longer accounts receivable payment cycles, greater difficulty in accounts receivable collection, seasonality due to the slow-down in European business activity during Sector's second fiscal quarter, unexpected changes in regulatory requirements and royalty and withholding taxes that restrict the repatriation of earnings, tariffs and other trade barriers, and the burden of complying with a wide variety of foreign laws. Sector's international sales will be generated primarily through its international distributors and are expected to be denominated in local currency, creating a risk of foreign currency translation gains and losses. To the extent profit is generated or losses are incurred in foreign countries, Sector's effective income tax rate may be materially and adversely affected. In some markets, localization of Sector's products is essential to achieve market penetration. Sector may incur substantial costs and experience delays in localizing its products, and there can be no assurance that any localized product will ever generate significant revenue. There can be no assurance that any of the factors described herein will not have a material adverse effect on Sector's future international sales and operations and, consequently, its business, operating results and financial condition.

Sector's future financial performance will depend in large part on the continued growth in the number of companies adopting systems management solutions for their client/server computing environments. There can be no assurance that the market for storage management software and services will continue to grow. If the systems management software and services market or the long-distance access market fails to grow or grows more slowly than Sector currently anticipates, or in the event of a decline in unit price or demand for Sector's systems management products or telecommunications services, as a result of competition, technological change or other factors, Sector's business, operating results and financial condition would be materially and adversely affected. During recent years, segments of the computer industry have experienced significant economic downturns characterized by decreased product demand, production over capacity, price erosion, work slowdowns and layoffs. Sector's financial performance may, in the future, experience substantial fluctuations as a consequence of such industry patterns, general economic conditions affecting the timing of orders and other factors affecting capital spending. There can be no assurance that such factors will not have a material adverse effect on Sector's business, operating results and financial condition.

Rapid Technological Change and Requirement for Frequent Product Transitions. The market for Sector's products is characterized by rapid technological developments, evolving industry standards and rapid changes in customer requirements. The introduction of products embodying new technologies, the emergence of new industry standards or changes in customer requirements could render Sector's existing products obsolete and unmarketable. As a result, Sector's future success will depend upon its ability to continue to enhance existing products, respond to changing customer requirements and develop and introduce, in a timely manner, new products that keep pace with technological developments and emerging industry standards. Customer requirements include, but are not limited to, product operability and support across distributed and changing heterogeneous hardware platforms, operating systems, relational databases and networks. For example, as certain of Sector's customers start to utilize Windows NT or other emerging operating platforms, it will be necessary for Sector to enhance and port its products or develop new products to operate on such platforms in order to meet these customers' requirements. There can be no assurance that Sector's products will achieve market acceptance or will adequately address the changing needs of the marketplace or that Sector will be successful in developing and marketing enhancements to its existing products or new products incorporating new technology on a timely basis. Sector has in the past experienced delays in the development of its products and there can be no assurance that Sector will not experience further delays in connection with its current product development or future development activities. If Sector is unable to develop and introduce new products, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements, Sector's business, operating results and financial condition will be materially and adversely affected. Because Sector has limited resources, Sector must restrict its product development efforts and its porting efforts to a relatively small number of products and operating systems. There can be no assurance that these efforts will be successful or, even if successful, that any resulting products or operating systems will achieve market acceptance.

Sector may also be subject to additional competition due to the development of new technologies and increased availability of domestic and international transmission capacity. For example, even though fiber-optic networks, such as that of Sector, are now widely used for voice and data transmission, it is possible that the desirability of such networks could be adversely affected by changing technology. The telecommunications industry is in a period of rapid technological evolution, marked by the introduction of new product and service offerings and increasing satellite and fiber optic transmission capacity for services similar to those provided by Sector. Sector cannot predict which of many possible future product and service offerings will be important to maintain its competitive position or what expenditures will be required to develop and provide such products and services.

Dependence on Proprietary Technology; Risks of Infringement. Sector's success depends upon its proprietary technology. Sector will rely on a combination of copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect its proprietary rights. Sector does not have any patents material to its business and has no patent applications filed. As part of its confidentiality procedures, Sector will generally enter into non-disclosure agreements with its employees, distributors and corporate partners, and license agreements with respect to its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use Sector's products or technology without authorization, or to develop similar technology independently. Policing unauthorized use of Sector's products is difficult and although Sector is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. Sector will make source code available for certain of its products and the provision of such source code may increase the likelihood of misappropriation or other misuses of Sector's intellectual property. In selling its products, Sector will also rely in part on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, effective protection of intellectual property rights is unavailable or limited in certain foreign countries. There can be no assurance that Sector's protection of its proprietary rights, including any patent that may be issued, will be adequate or that Sector's competitors will not independently develop similar technology, duplicate Sector's products or design around any patents issued to Sector or other intellectual property rights.

Sector is not aware that any of its products infringes the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim such infringement by Sector with respect to current or future products. Sector expects that software product developers will increasingly be subject to such claims as the number of products and competitors in Sector's industry segment grows and the functionality of products in the industry segment overlaps. Any such claims, with or without merit, could result in costly litigation that could absorb significant management time, which could have a material adverse effect on Sector's business, operating results and financial condition. Such claims might require Sector to enter into royalty or license agreements. Such royalty or license agreements, if required, may not be available on terms acceptable to Sector or at all, which could have a material adverse effect upon Sector's business, operating results and financial condition.

ITEM 7. Financial Statements

                          INDEX TO FINANCIAL STATEMENTS

Independent Accountant's Report...............................................32
Financial Statements
      Balance Sheets..........................................................33
      Statements of Operations................................................34
      Statements of Stockholder's Equity......................................35
      Statements of Cash Flows................................................36
      Notes to Financial Statements...........................................38

                           SECTOR COMMUNICATIONS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                           FEBRUARY 28, 1998 AND 1997

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS
SECTOR COMMUNICATIONS, INC.

We have audited the accompanying consolidated balance sheets of SECTOR COMMUNICATIONS, INC. of February 28, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SECTOR COMMUNICATIONS, INC. as of February 28, 1998 and 1997, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 18 to the financial statements, the Company has suffered recurring losses from operations and its limited capital resources raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 18. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                              MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                              Certified Public Accountants

New York, New York
June 2, 1998

                           SECTOR COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   FEBRUARY 28

                                                            1998            1997
                                                        ------------    ------------
      ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents                             $    128,911    $     80,096
  Accounts Receivable, net of provision for
   doubtful accounts of $38,097 and $50,678                  501,010         618,845
  Marketable Securities                                           --          21,762
  Related Party Receivables                                       --          32,198
  Receivable on Sale of Securities                                --       1,000,000
  Notes Receivables                                          125,000         143,110
  Prepaid Expenses and Deposits                               45,646         117,426
                                                        ------------    ------------
    Total Current Assets                                     800,567       2,013,437
                                                        ------------    ------------

PROPERTY AND EQUIPMENT                                     2,211,317       2,170,846
  Accumulated Depreciation                                (1,476,444)     (1,060,696)
                                                        ------------    ------------
  Net Book Value                                             734,873       1,110,150
                                                        ------------    ------------

OTHER ASSETS
  Intangible Assets, net                                   4,974,345       5,350,447
  Capitalized Mining Claim Costs                                  --       1,036,523
  Deposits                                                    42,482          41,953
                                                        ------------    ------------
    Total Other Assets                                     5,016,827       6,428,923
                                                        ------------    ------------

    TOTAL OTHER ASSETS                                  $  6,552,267    $  9,552,510
                                                        ============    ============

      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable and Accrued Expenses                 $  1,689,711    $  1,218,867
  Short-Term Borrowing                                            --          12,028
  Deferred Revenue                                           298,419         449,254
  Due to Related Parties                                     235,785         474,021
                                                        ------------    ------------
    Total Current Liabilities                              2,223,915       2,154,170

Rent Deposit                                                  12,248          12,248
                                                        ------------    ------------

    TOTAL LIABILITIES                                      2,236,163       2,166,418
                                                        ------------    ------------

Commitments and Contingencies (Note 17)

STOCKHOLDERS' EQUITY
  Preferred Stock, $.001 par value; 5,000,000 shares
   authorized, no shares issued and outstanding                   --              --
  Preferral Stock, Series A $.001 per shares issued
   and outstanding                                                --              --
  Common Stock, $.001 par value; 40,000,000 shares
   authorized 917,962 and 14,898,066 shares issued
   and outstanding                                               918          44,898
  Additional Paid-in Capital                              13,729,709      13,116,354
  Retained Deficit                                        (9,244,613)     (5,658,196)
  Cumulative Foreign Currency Translation Adjustment        (169,910)       (116,964)
                                                        ------------    ------------
    Total Stockholders' Equity                             4,316,104      (7,386,092)
                                                        ------------    ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  6,552,267    $  9,552,510
                                                        ============    ============

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                           SECTOR COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                        FOR THE YEARS ENDED FEBRUARY 28,

                                                        1998            1997
                                                    -----------     -----------
REVENUE
   Telecommunication Revenue                        $   871,097     $   751,493
   Software Sales & Maintenance                       1,672,446         507,220
                                                    -----------     -----------
                                                      2,543,543       1,258,713
COST OF SALES                                         1,238,944         896,171
                                                    -----------     -----------

GROSS PROFIT                                          1,304,599         362,542
                                                    -----------     -----------

OPERATING EXPENSES
   Gold Exploration Costs                                61,862         554,347
   Software Development Costs                           727,226         205,834
   Compensation Expense Related to
    Stock Grants                                             --         407,916
   Sales, General & Administrative                    3,127,864       2,978,034
                                                    -----------     -----------
     Total Operating Expenses                         3,916,952       4,146,131
                                                    -----------     -----------

Loss From Operations                                 (2,612,353)     (3,783,589)
                                                    -----------     -----------

OTHER INCOME (EXPENSE)
   Interest Expense                                      (2,452)       (341,115)
   Other Income (Expense)                                56,042          37,084
   Impairment of Claim Costs                         (1,036,523)     (1,036,500)
   Other Fees & Charges                                      --         (23,636)
   Foreign Exchange Gain (Loss)                           8,869         (14,083)
                                                    -----------     -----------
     Total Other Income (Expense)                      (974,064)     (1,591,250)
                                                    -----------     -----------
Loss Before Provision for Income Taxes and
 Extraordinary Item                                  (3,586,417)     (5,374,839)

Provision for Income Taxes                                   --              --
                                                    -----------     -----------

Loss Before Extraordinary Item                       (3,586,417)     (5,374,839)

Extraordinary Item
   Gain on Extinguishment of Debt
   (Net of Income Tax Benefit of $0)                         --       2,298,532
                                                    -----------     -----------

Net Loss                                            $(3,586,417)    $(3,076,307)
                                                    ===========     ===========

Loss Per Share:
   Loss Before Extraordinary Item                   $     (3.90)    $     (9.53)
   Extraordinary Item                                        --            4.02
                                                    -----------     -----------
   Net Loss Per Share                               $     (3.90)    $     (5.45)
                                                    ===========     ===========

Weighted Average Common Shares Outstanding              917,962         564,189

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                           SECTOR COMMUNICATIONS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                     Additional
                                                      Preferred Stock               Common Stock                Paid-in
                                                     Shares      Amount        Shares          Amount           Capital
                                                   ---------   ----------   ------------    ------------       ---------
Balance,
 March 1, 1996                                            --   $       --   $ 23,638,540    $     23,639     $ 3,879,325

Reverse Stock Split and
 Stock Dividend                                           --           --    (14,638,540)        (14,639)         14,639

Common Stock Issued in the
 Acquisition of:

 Global Communications Group, Inc.                        --           --     17,000,000          17,000         (17,000)

 HIS Technology AG and
  Mountain Software AG                                    --           --     12,808,529          12,809       7,088,385

Sale of Common Stock in an
 Offshore Private Placement                               --           --        983,736             984         749,016

Issuance of Restricted Stock
 to Certain Officers, Directors and Employees             --           --        933,332             933         406,983

Exercise of Stock Purchase Warrant                        --           --         76,147              76          60,440

Exercise of Stock Option                                  --           --         23,530              23          14,683

Conversion of Debentures                                  --           --      4,072,792           4,073         919,883

Translation Adjustments                                   --           --             --              --              --

Net Loss                                                  --           --             --              --              --
                                                   ---------   ----------   ------------    ------------     -----------

Balance, February 28, 1997                                --           --     44,898,066          44,898      13,116,354

Sale of Common Stock                                      --           --      1,000,000           1,000         358,375

Sale of Preferred Stock                                  250           --             --              --         250,000

Costs of Issuance                                         --           --             --              --         (40,000)

Reserve Stock Split                                       --           --    (44,980,104)        (44,980)         44,980

Translation Adjustments                                   --           --             --              --              --

Net Loss                                                  --           --             --              --              --
                                                   ---------   ----------   ------------    ------------     -----------

Balance February 28, 1998                                250   $       --        917,962             918      13,729,709
                                                   =========   ==========   ============    ============     ===========

                                                                Cumulative
                                                Accumulated     Translation
                                                  Deficit       Adjustments        Total
                                                ------------    ------------    ------------
Balance,
 March 1, 1996                                  $ (2,581,889)   $   (218,665)   $  1,102,410

Reverse Stock Split and
 Stock Dividend                                           --              --              --

Common Stock Issued in the
 Acquisition of:

 Global Communications Group, Inc.                        --              --              --

 HIS Technology AG and
  Mountain Software AG                                    --              --       7,101,194

Sale of Common Stock in an
 Offshore Private Placement                               --              --         750,000

Issuance of Restricted Stock
 to Certain Officers, Directors and Employees             --              --         407,916

Exercise of Stock Purchase Warrant                        --              --          60,516

Exercise of Stock Option                                  --              --          14,706

Conversion of Debentures                                  --              --         923,956

Translation Adjustments                                   --         101,701         101,701

Net Loss                                          (3,076,307)             --      (3,076,307)
                                                ------------    ------------    ------------

Balance, February 28, 1997                        (5,658,196)       (116,964)      7,386,092

Sale of Common Stock                                      --              --         359,375

Sale of Preferred Stock                                   --              --         250,000

Costs of Insurance                                        --              --         (40,000)

Reserve Stock Split                                       --              --              --

Translation Adjustments                                   --         (52,946)        (52,946)

Net Loss                                          (3,586,417)             --      (3,586,417)
                                                ------------    ------------    ------------

Balance February 28, 1998                         (9,244,613)       (169,910)      4,316,104
                                                ------------    ------------    ------------

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                           SECTOR COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                               FOR THE YEARS ENDED
                                   FEBRUARY 28

                                                                    1998           1997
                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                     $(3,586,417)   $(3,076,307)
   Adjustments to Reconcile Net Loss to
    Net Cash Provided by Operating Activities:
     Depreciation and Amortization                                  807,417        665,643
     Compensation Portion of Restricted Stock Grants                     --        407,916
     Reserve for Bad Debt                                            12,581        119,000
     Gain on Extinguishment of Debt                                      --     (2,298,532)
     Impairment of Claim Costs                                    1,036,523      1,036,500
     Write Off of Lease Cost                                             --        100,000
     Change in Assets and Liabilities, Net
      of Effect of Acquisitions:
        (Increase) Decrease in Assets
          Accounts Receivable                                       117,835       (113,639)
          Repayment of Related Party Receivable                      32,198         37,591
          Prepaid Expenses and Deposits                              71,251        (47,846)
          Receivable on Sale of Securities                        1,000,000     (1,000,000)
        (Decrease) Increase in Liabilities
          Accounts Payable                                          470,844        120,973
          Related Party Payable                                    (238,286)       374,598
          Deferred Revenue                                         (150,835)       449,254
          Accrued Interest on Loan Payable                               --        305,574
          Rent Deposit                                                   --         12,248
                                                                -----------    -----------
Net Cash Used By Operating Activities                              (426,889)    (2,907,027)
                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Fixed Assets                                         (40,471)        (6,537)
   Proceeds From the Sale of Marketable Securities                       --      2,930,000
   Payment for the Acquisition of Histech                                --     (1,200,000)
   Payment for the Acquisition of Sector AG                              --        (12,000)
   Cash Balances of Histech and Mountain                                 --         36,587
   Cash Balance of Sector Received in the Reverse Acquisition            --         62,022
   Repayment (Loan) Provided to Atcall                               60,512       (262,110)
   Decrease  in Marketable Securities                                21,762             --
   Proceeds from Short-Term Borrowing                                    --        986,259
   Repayment of Short Term Borrowing                                (12,028)      (300,000)
   Payment for the Investment in DBE                                     --     (1,050,000)
                                                                -----------    -----------
Net Cash Provided by Investing Activities                            29,775      1,184,221
                                                                -----------    -----------

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                           SECTOR COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                               FOR THE YEARS ENDED
                                  FEBRUARY 28,

                                                            1998         1997
                                                         ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from the Sale of Convertible Debentures                --      911,745
 Proceeds from the Exercise of Warrants                          --       60,516
 Proceeds from the Sale of Common Stock                     210,000      750,000
                                                         ----------   ----------
Net Cash Provided by Financing Activities                   210,000    1,722,261
                                                         ----------   ----------

Effect of Exchange Rate Changes on Cash                     138,299       58,212
                                                         ----------   ----------

Net Increase in Cash                                         48,815       57,667
Cash - March 1                                               80,096       22,429
                                                         ----------   ----------

Cash - February 28,                                      $  128,911   $   80,096
                                                         ==========   ==========

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash Paid For:
 Interest                                                $       --   $      333
                                                         ==========   ==========
 Taxes                                                   $       --   $       --
                                                         ==========   ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL ACTIVITIES:

For the Year Ended February 28, 1997:

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

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1998

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

           The consolidated balance sheets as of February 28, 1998 and 1997 and the consolidated statements of operations, stockholders' equity and cash flows for the years then ended are those of Sector and its subsidiaries (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated.

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

        c) Deferred Revenue

           The Company bills in advance for software maintenance contracts. Revenue is recognized as earned over the life of the contracts. Unearned revenue is shown in the financial statements as deferred revenue.

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

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1998

NOTE 2 -   NATURE OF OPERATIONS (Continued)

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

        g) Goodwill

           Goodwill represents the cost in excess of fair market value of net assets acquired and also the costs related to the acquisition of intellectual property and distribution rights. Costs in excess of fair market value are being amortized using the straight-line method over twenty years. Costs related to the intellectual property and distribution rights are being amortized using the straight-line method over five years.

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

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1998

NOTE 2 -   NATURE OF OPERATIONS (Continued)

        i) Loss Per Share

           Loss per share has been calculated based upon the weighted average number of shares outstanding and does not include the shares issuable on exercise of the outstanding options or warrants, since such inclusion would be anti-dilutive. Retroactive effect has been given to reverse stock splits.

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

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1998

NOTE 3 -   ACQUISITIONS (Continued)

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

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1998

NOTE 3 -   ACQUISITIONS (Continued)

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

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1998

NOTE 3 -   ACQUISITIONS (Continued)

           On January 17, 1997, the Company renegotiated its Agreement with DBE. It converted the $1,100,000 investment made to date in DBE into a 14.667% equity ownership interest in DBE and agreed to waive its option to purchase any additional equity of DBE.

           On February 28, 1997, the Company disposed of its investment in DBE (See Note 14).

Proforma Disclosure

The following table presents, on an unaudited proforma basis, the combined results of operations of the Company as though the acquisitions of Global, Sector AG, Histech and Mountain accrued on March 1, 1996.

      Net Sales               $ 1,511,124
                              -----------
      Net Loss                $(1,271,463)
                              -----------
      Net Loss per Share      $    (0.045)
                              -----------

NOTE 4 -   PROPERTY AND EQUIPMENT

           Property and equipment consists of the following:

                                                    February 28,    February 28,
                                                        1998            1997
                                                    -----------     -----------
Fibre Network                                       $   157,837     $   157,837
Equipment                                             1,916,192       1,875,718
Furniture and Fixtures                                   47,223          47,223
Vehicles and Other                                       90,068          90,068
                                                    -----------     -----------
                                                      2,211,317       2,170,846
Less: Accumulated
Depreciation                                         (1,476,444)     (1,060,696)
                                                    -----------     -----------
                                                    $   734,873     $ 1,110,150
                                                    ===========     ===========

           Depreciation expense for the years ended in 1998 and 1997 was $414,870 and $418,117 respectively.

NOTE 5 -   RELATED PARTY RECEIVABLES AND TRANSACTIONS

           During the three month period ended November 30, 1996, the Company accrued $80,000 for consulting fees incurred for services provided by MCG Management Consulting Group, S.A. ("MCG"). This agreement was canceled on November 26, 1996. One of the principles of MCG is also a director of Sector AG and the Chairman of the Board of Directors of Histech. This liability remains unpaid as of February 28, 1998.

           On January 27, 1997, the Company cancelled a note due to the Company from a shareholder and former director in the amount of $191,978. The Company previously established a reserve for the full amount of this note.

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1998

NOTE 6 -   NOTES RECEIVABLE

           Notes receivable at February 28, 1998 and 1997 are as follows:

           Promissory note receivable from Atcall,
           Inc., bearing interest at 8% per annum.
           This note is personally guaranteed by
           the president of Atcall. Repayment of
           this note was demanded on the note's
           due date, October 23, 1996. On January
           20, 1997, the Company agreed to
           restructure payment of this amount to
           be payable $25,000 per month with a
           final balloon payment of $25,000, plus
           all accrued interest. A settlement in the
           amount of $125,000 was reached for the
           payment of the note in February, 1998       $   125,000  $  262,110

           Reserve for potential uncollectibility               -     (119,000)
                                                       -----------  ----------
                                                       $   125,000  $  143,110
                                                       ===========  ==========

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

NOTE 8 -   INTANGIBLE ASSETS

           Intangible assets at February 28, 1998 and 1997 are as follows:

           Intangible assets related to the
           acquisition of Histech (Note 3)              $4,286,922  $ 4,286,922

           Intangible assets related to the
           acquisition of Mountain (Note 3)                595,959      595,959

           Intellectual property and distribution
           rights acquired by Histech prior to its
           acquisition by the Company, net of
           foreign currency exchange fluctuations.         763,382      759,498
                                                        ----------  -----------
                                                         5,646,243    5,642,379
           Amortization of intangible assets and
           intellectual property and distribution
           rights                                         (671,918)    (291,932)
                                                        ----------  -----------
           Total                                        $4,974,345  $ 5,350,447
                                                        ==========  ===========

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1998

NOTE 8 -   INTANGIBLE ASSETS (Continued)

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

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1998

NOTE 10 -  CONVERTIBLE DEBENTURES (Continued)

           The persons to whom the Debentures were sold are as follows:

           UHF Endowment Ltd.                        $   500,000  Liechtenstein
           Paril Holding                                 200,000    Switzerland
           Guarantee & Finance Corp.                     100,000         Panama
           FT Trading Company                            100,000        England
           AI International Corporate Holdings, Ltd.     150,000        England
                                                     -----------
           Total                                     $ 1,050,000
                                                     ===========

           As of February 28, 1997, the principal amount of all these debentures was converted into 4,072,792 shares of freely tradable common stock. Unamortized issuance costs of $126,044 have been charged to additional paid in capital. Accrued interest totaling $25,928 remains unpaid as of February 28, 1998.

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

NOTE 12 -  STOCKHOLDERS' EQUITY

           Preferred Stock

           The Company has authorized an issue of Series A 8% Cumulative Convertible Preferred Stock. The preferred stock may be converted into common stock at the lesser of (i) 75% of the five day average closing bid price immediately preceeding the conversion date or (ii) the closing bid price on the date of purchase of the preferred stock (the "Closing Date"). Up to and including the 100th day following the Closing Date, the Company shall have the right to redeem any or all of the shares for 125% of the purchase price, plus accrued dividends.

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

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1998

NOTE 12 -  STOCKHOLDERS' EQUITY (Continued)

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

           Fiscal Year 1998 Reverse Stock Split

           On July 22, 1997, the Board of the Company authorized an amendment to the Company's Amended and Restated Articles of Incorporation approving a reverse stock split of the outstanding shares of the Common Stock on the basis of one new share of the Common Stock for each 40 shares of outstanding Common Stock. The Amendment was approved at the Annual Meeting of Stockholders held on October 21, 1997. Such action did not change the par value of the Common Stock of $.001 per share or the number of authorized shares of the Common Stock from 50,000,000.

           On November 18, 1997, the Board authorized a reverse stock split of the Common Stock of one share for every 1.25 outstanding shares. The par value of the Common Stock did not change, but the number of authorized shares was reduced from 50,000,000 to 40,000,000. The two reverse stock splits, which had the combined effect of a 1 for50 reverse stock split, as well as the reduction of the authorized shares, became effective with the filing of an amendment in Nevada on December 2, 1997.

           Fiscal Year 1997 Reverse Stock Split and Stock Dividend

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

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1998

NOTE 12 -  STOCKHOLDERS' EQUITY (Continued)

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

           Recent Issuances of Common Stock

           On January 5, 1998, FT Trading, based in London, England, purchased 250 shares of the Company's Series A 8% Convertible Preferred Stock, $.001 par value (the "Series A Preferred"), for $250,000 in a private placement pursuant to Regulation S under the Securities Act of 1933, as amended (the "Securities Act"). Concerned that the holder of the shares of the Series A Preferred may have been selling shares of the Common Stock, thereby lowering the market price of the Common Stock, on March 18, 1998, the Company gave the holder notice of its intention to redeem on April 2, 1998 all 250 shares of the Series A Preferred for $312,500, which action terminated the holder's right to convert. In lieu of the redemption, Firstimpex, based in Geneva, Switzerland, purchased the 250 shares of the Series A Preferred from FT Trading for the redemption price on the condition that the Company restore the conversion right and issue to Firstimpex 75,000 shares of the Common Stock, which issuance was effected on April 5, 1998 simultaneously with the restoration of the conversion right. On the same day, Firstimpex converted 165 shares of the Series A Preferred into 73,333 shares of the Common Stock based on a conversion price of $2.25 per share. On May 13, 1998, Firstimpex converted the remaining 85 shares of the Series A Preferred into 60,044 shares of Common Stock based on the alternative conversion price of $1.415625 per share which represented the average of the closing bid prices during the five trading days preceding the conversion date.

           As a result of the conversions and issuance described in the preceding paragraph and the issuances described in note 19, the Company issued an aggregate of 268,377 shares of the Common Stock.

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1998

NOTE 12 -  STOCKHOLDERS' EQUITY (Continued)

           Warrants

           At February 28, 1998, the Company has reserved 36,000 shares of common stock for issuance upon the exercise of the currently outstanding warrants. The exercise prices and expiration dates of the warrants are as follows:

                  Number          Exercise                      Date of
                 of Shares          Price      Exercisable     Expiration
                 ---------        --------     -----------     ----------

                     2,000         112.50        2/28/97        6/30/00
                     2,000         150.00        7/20/97        6/30/00
                     2,000         200.00        7/20/98        6/30/00
                     5,000          39.50        2/28/97        7/18/99
                    25,000          39.50        2/28/97        7/18/99
                    ------
                    36,000
                    ======

           The exercise prices of outstanding warrants have been recalculated to give effect to the 1998 and 1997 respective stock splits.

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

           Warrants to purchase a total of 2,095,680 pre-split shares expired during the year ended February 28, 1998.

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

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1998

NOTE 13 -  STOCK OPTION PLANS (Continued)

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

           On February 3, 1997, the Company granted to an employee an incentive stock option for the purchase of 700,000 shares of the Company's common stock at prices ranging from $.375 to $.90 per share under the Company's 1994 Stock Plan. Such options vested 300,000 shares on the date of the grant, with the remaining shares vesting 200,000 shares on February 3, 1998 and 200,000 shares on February 3, 1999.

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

           On March 5, 1998, the Company granted to a Director a stock option for the purchase of 300,000 shares of the Company's common stock at prices ranging from $.375 to $.90 per share under the Company's 1994 Stock Plan. Such options vested 100,000 shares on the date of the grant, with the remaining shares vesting 100,000 shares on March 5, 1998 and 100,000 shares on March 5, 1999. The director resigned prior to February 28, 1998 and the unvested options totaling 200,000 shares have been cancelled.

           A summary of stock option transactions are as follows:

           (all amounts and prices have been adjusted for the fiscal 1998 reverse stock splits)

                                                       Years Ended February 28,
                                                       ------------------------
                                                         1998           1997
                                                         ----           ----

           Outstanding, Beginning                       24,200         3,000

           Granted Under the 1994 Stock Plan at
            an Exercise Price of $53.125 Per Share          -          3,000

           Granted Under the 1994 Stock Plan at
            an Exercise Price of $81.25 Per Share           -          3,600

           Granted Under the 1994 Stock Plan at
            an Exercise Price Ranging from
            $18.75 to $45.00 Per Share                   6,000        20,000

           Expired or Canceled Under the 1994
           Stock Plan                                   (4,000)       (5,400)
                                                       -------       -------

           Outstanding, Ending                          26,200        24,200
                                                       =======       =======

           Exercisable, Ending                          21,200        10,200
                                                       =======       =======

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1998

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

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1998

NOTE 14 -  DISPOSITION OF ASSETS (Continued)

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

           The Company has installed a private, high-speed fiber optic network in Bulgaria's capital city of Sofia and now provides international long-distance services to customers in Sofia, Plovdiv, and other areas. Phase I of the network is already providing switched voice traffic to a select group of luxury hotels and resorts. Phase II will add additional fiber-optic cable to the network and will expand the Company's service area to the Black Sea coast.

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

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1998

NOTE 16 -  INCOME TAXES

           The components of the provision for income taxes is as follows:

           Current Tax Expense
           U.S. Federal                                       $         -
           State and Local                                              -
                                                              -----------
           Total Current                                                -
                                                              -----------
           Deferred Tax Expense
           U.S. Federal                                                 -
           State and Local                                              -
                                                              -----------
           Total Deferred                                               -
                                                              -----------

           Total Tax Provision from Continuing Operations     $         -
                                                              ===========

           The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

           Federal Income Tax Rate                                  (34.0)%
           Deferred Tax Charge (Credit)                                 -
           Effect of Valuation Allowance                             34.0%
           State Income Tax, Net of Federal Benefit                     -
                                                              -----------

           Effective Income Tax Rate                                  0.0%
                                                              ===========

           At February 28, 1998, the Company had net carryforward losses of approximately $15,700,000. A valuation allowance equal to the tax benefit for deferred taxes has been established due to the uncertainty of realizing the benefit of the tax carryforward.

           Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at February 28, 1998 and 1997 are as follows:

                                                       1998             1997
                                                   -----------      -----------

           Deferred Tax Assets
           Loss Carryforwards                      $ 5,338,000      $ 4,114,000

           Less:  Valuation Allowance               (5,338,000)      (4,114,000)
                                                   -----------      -----------

           Net Deferred Tax Assets                 $         -      $         -
                                                   ===========      ===========

           Net operating loss carryforwards expire starting in 2005 through 2012.

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1998

NOTE 17 -  COMMITMENTS AND CONTINGENCIES

      1)   Operating Leases

           The Company has entered into several noncancelable operating lease agreements for office space. Some of these agreements contain renewal options and/or defined rent escalation provisions. The minimum lease payments under these lease agreements for each of the next five years ending February 28 are as follows:

                         Minimum    Minimum
                          Lease     Sublease       Net
                        Payments    Payments    Payments
                        --------    --------    --------

             1999        396,533     257,478     139,055
             2000        383,661     242,414     141,247
             2001        331,036     207,875     123,161
             2002        261,641     177,740      83,901
             2003         87,126          --      87,126

           The Company has entered into noncancelable sublease agreements on terms similar to its original lease for office space at its McLean, Virginia location with DBE (See Note 3 and 14) and G&S International, a company of which the Company's president is a manager/member of, for approximately 49% and 20% of its space, respectively. At February 28, 1998 and 1997 the Company had $45,136 and $7,598 in rent due it from G&S International.

      2) On November 8, 1996, Symark International, Inc. ("Symark") filed a complaint against Histech and its managing director, Robert Scherpenhuijzen, in the Superior Court of the State of California for the County of Los Angeles. On December 3, 1996, the action was removed to the United States District for the Central District of California. On March 21, 1997, the District Court granted Histech's motion to dismiss the action for improper venue on the ground that the forum selection clause in the contract between Histech and Symark specified the courts of the Canton of Zurich, Switzerland for the resolution of disputes between Histech and Symark. On April 18, 1997, Symark served notice of its appeal to the Ninth Circuit of Appeals of the dismissal of its lawsuit. The appeal is now pending before the Ninth Circuit.

           The focus of this case thus far has been on the procedural issue whether the case should be dismissed for improper venue because of the forum selection clause. The Company anticipates the appeal will be decided by approximately the first quarter of next year.

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1998

NOTE 17 -  COMMITMENTS AND CONTINGENCIES (Continued)

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

           The Company is in discussions with Symark which, if successful, would lead to a cessation of legal efforts by each party and the resumption of a distributor relationship with Symark in the United States. Although management is optimistic that these discussions will achieve the desired results, there can be no assurance, absent a written binding agreement, that this will occur.

       3) On February 7, 1997, Alfred Hasler, Adrian Stanga, Lucie Vonesch and Lloyd Kim, as plaintiffs, instituted an action in the Superior Court of California, County of Santa Clara, against S. Allan Kline, a former director of the Company (until January 17, 1997), Biomyne, Inc. ("Biomyne"), Biomyne Technology Company ("BTC"), Aurtex, Inc. ("Aurtex"), the Company, Biomyne Exploration Company ("BEC"), Biomyne North Company ("BNC"), San Jose National Bank, Hugo Wyss and currently unknown defendants. The Company, however, did not become aware of the action until March 11, 1998 and has engaged California counsel to defend it. In the complaint the four plaintiffs allege that they are limited partners of BEC and, in the case of Mr. Hasler, also a limited partner of BTC, and that their sixteen causes of action (of which four include Sector as a defendant) arise from their investments in one or both limited partnerships. In the third cause of action, plaintiffs allege that in 1989 BEC solicited limited partnership interests and represented that the funds would be used for drilling for gold on BEC claims in Nevada and instead diverted the funds to BNC for the development of BNC's claims in Idaho. Plaintiff's who allegedly invested $300,000 in BEC, seek $3,000,000 in damages for the benefits and profits they were not able to derive from the Idaho claims. Plaintiffs allege earlier in the complaint and in the fourth cause of action that Biomyne sold the Idaho claims to Aurtex, which they believe was acquired by the Company, but in fact is the Company by its former name as correctly alleged in the seventh cause of action. In the fourth cause of action, plaintiffs are seeking over $3,000,000 in damages as the value of the shares in the Company to which they believe they are entitled. In the seventh cause of action, plaintiffs seek punitive damages for not delivering the shares to them. In the 14th cause of action, the plaintiffs seeks damages for not delivering the shares to them. In the 14th cause of action, the plaintiffs seeks damages in excess of $3,000,000 plus punitive damages as a result of the defendants intentionally not delivering the shares resulting from the transfer by Biomyne to the Company. The Company, on June 2, 1998, answered the complaint denying any liability and pleading 12 affirmative defenses. Based on its current knowledge, management is of the opinion that, if any liability can be established by the plaintiffs, it is that of the other defendants and not that of the Company.

       4) During the 3rd quarter of 1997 an action was filed by The Lodestone Group Inc. ("Lodestone") in the District Court of Arapahoe County, Colorado. The suit claims approximately $42,000 is owned to Lodestone by the Company for work performed pursuant to a contract between Lodestone and the Company wherein Lodestone was to manage the administration of various exploratory activities with respect to the mining claims of the Company in Idaho. The amounts billed are, in the belief of the Company, far in excess of the contractually stipulated amount and that there was no corporate authorization for any additional work to be performed by Lodestone. In the opinion of management the suit is without merit and its outcome will have no materially adverse impact on the Company. The amounts billed have been included in accounts payable as of February 20, 1998 and 1997.

       5) Currently the Company does not meet certain of the Nasdaq maintenance requirements. If the Common Stock is delisted from the Nasdaq Smallcap Market because of the Company's inability to meet the Nasdaq maintenance requirements, its price quotations would either be reported in the OTC Bulletin Board or in the pink sheets. In addition, if the bid price continues to below $5.00 per share, the security would then become subject to Rule 15g-9 promulgated under the Exchange Act, which Rule imposes additional sales practices requirements on a broker-dealer which sells Rule 15g-9 securities to persons other than the broker-dealer's established customer s and institutional accredited investors (as such term is defined in Rule 501 (a) under the Securities Act).

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1998

NOTE 18 -  GOING CONCERN

           The accompaning consolidated financial statements have been prepared assuming the company will continue as a going concern. As of February 28, 1998, the Company has a working capital deficit of 1,423,348 and an accumulated deficit of 9,244,613. Based upon the Company's plan of operation, the Company estimates that existing resources, together with funds generated from operations will not be sufficient to fund the Company's working capital. The Company is actively seeking additional equity financing. There can be no assurances that sufficient financing will be available on terms acceptable to the Company or at all. If the Company is unable to obtain such financing, the Company will be forced to scale back operations which would have an adverse effect on the Company's financial condition and results of operation.

NOTE 19 -  SUBSEQUENT EVENTS

           On April 15, 1998, the Company sold $500,000 in principal amount of its 6% Convertible Promissory Notes due July 30, 1999 (the "Notes") pursuant to Regulation S under the Securities Act. In addition, the two purchasers, Amex Corp. Limited and Danvers Investment Corp., each a British Virgin Island corporation, with an address in Zurich, Switzerland, each received 30,000 shares of the Common Stock.

           Effective May 26, 1998, each holder has the right to convert its Note in the principal amount of $250,000, plus accrued interest (at the rate of 6% per annum), in whole or in part, into shares of the Common Stock at a conversion price equal to the lesser of (1) $2.88 (which was 80% of the closing bid prices of the Common Stock on April 15,
           1998) or (2) 80% of the average closing bid prices of the Common Stock for the five trading days immediately preceding the conversion date.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters, and Control Persons:
        Compliance With Section 16(a) of the Exchange Act

The following table lists the names, ages, and positions of the executive officers and directors of the Company as of May 29, 1998. All directors are elected to serve until their successors are elected and qualified and all of officers are elected to serve at the discretion of the Board. Additional information regarding the business experience, length of time served in each capacity, and other matters relevant to each individual is set forth following the table.

  Name                           Age        Position
  ----                           ---        --------
Theodore J. Georgelas             51      Chairman of the Board of Directors

Geoffrey A. Button                49      President and Chief Executive Officer

Jeff Shear                        56      Director

Theodore J. Georgelas became President and Chief Executive Officer effective January 17, 1996 and was elected as Chairman of the Board of Directors of the Company at that time. In December 1997, Geoffrey A.Button was elected as the President and designated as the Chief Executive Officer. Mr. Georgelas has been the Manager/Member of G & S International L.C. (developers of commercial, retail, industrial and residential properties both domestically and internationally) for at least the last six years. He serves on the Executive Committee and Board of United Bankshares, Inc. He is a cofounder of a cellular telephone business in Delaware and a cofounder of DBE Software, Inc., a software company marketing a database utility programming tool.

Geoffrey A. Button joined the Company's Board on July 19, 1996 and was elected as a Vice President and designated as its Chief Operating Officer on February 3, 1997. In December 1997 Mr. Button was elected as the President and designated as the Chief Executive Officer of the Company. Prior to joining the Company, he was an independent real estate and financing consultant. Prior to 1996, he was executive Director of Wyndham Investments Limited, a property holding company of Allied Domecq Pension Funds. He has also been on the board of Duke Realty Investments Inc. since 1993 and is a member of that board's audit and compensations committees.

Jeff Shear has been a director of the Company since March 31, 1993. Since 1988 he has been president of Shea Kershman Laboratories, a consulting company for new products for food and pharmaceutical companies. He was formerly chairman and chief executive officer of Pharmaceutical Delivery Systems, a company which manufactured and marketed pharmaceuticals.

Family Relationship

There are no family relations among the directors and executive officers of the Company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of Common Stock, to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of the Common Stock. Officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with for fiscal 1998.

ITEM 10. Executive Compensation

Summary Compensation Table

The following table sets forth the compensation paid during each of the three fiscal years ended February 28, 1998 to (1) each person who served as the Chief Executive Officer of the Company during fiscal 1998 and (2) each other executive officer of the Company who received cash compensation of salary and bonus of more than $100,000 during fiscal 1998.

                           Summary Compensation Table

--------------------------------------------------------------------------------
                                    Annual Compensation   Long-term Compensation
--------------------------------------------------------------------------------
                                                         Restricted
                                                           Stock
Name                        Year    Salary       Bonus    Awards(#)   Options(#)
--------------------------------------------------------------------------------
Theodore Georgelas (1)      1998   $ 80,000        0           0           0
                            1997   $120,000     $82,500     10,000         0
--------------------------------------------------------------------------------
Geoffrey Button             1998   $ 16,000        0           0           0
                            1997   $ 72,000        0           0        20,000
--------------------------------------------------------------------------------

(1) On January 17, 1996, Mr. Theodore J. Georgelas was elected Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Georgelas' annual base salary is $120,000. On June 17, 1996, upon the purchase of 100% of the outstanding capital stock of Global and completion of the then reverse stock split, the Company issued to Mr. Georgelas, in connection with his employment agreement, 10,000 fully vested shares of the Common Stock. None of the above shares of the Common Stock have been registered under the Securities Act by the Company; however, the shares do have piggyback registration rights. Additionally, Mr. Georgelas received a bonus in the form of warrants to purchase 5,000 shares of the Common

Stock at $39.50 per share. The market value per share on the date of grant was $5,000 yielding a net bonus of $82,500. The warrant expires July 18, 1999. Effective January 1, 1998, the salary of Mr. Georgelas was reduced to $60,000 coincident with his relinquishment of the officerships of President and Chief Executive Officer.

(2) Mr. Button's salary was increased from $72,000 to $120,000 effective January 1, 1998 coincident with his assumption of the duties as the President and Chief Executive Officer of the Company.

Option/SAR Grants Table

The Company has never granted any stock appreciation rights ("SARS").

There were no options granted in fiscal 1998 to either of the officers named in the Summary Compensation Table.

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

There were no stock options exercised during fiscal 1998 and, as indicated in the preceding section, the Company has never granted any stock appreciation rights.

The following table shows certain information with respect to each officer named in the Summary Compensation Table as to option values as of February 28, 1998:

                      AGGREGATED FY-END OPTION VALUE
------------------------------------------------------------------------
                               Number Of
                              Unexercised                  Value Of
                              Securities                Unexercised In-
                           Underlying Options          The-Money Option
                              At FY-End (#)               AT FY-End ($)
                            Exercisable/Un-            Exercisable/Un-
           Name               exercisable                exercisable
------------------------------------------------------------------------
Theodore J. Georgelas           5,000/0                      0/0
------------------------------------------------------------------------
Geoffrey A. Button           14,000/6,000                    0/0
------------------------------------------------------------------------

* Based on a closing sales price of $2,625 per share on February 28, 1998, none of the outstanding options were in-the-money.

Long Term Incentive Plans

      The Company has no pension plan in effect and has no stock option plan, restricted stock plan, stock appreciation rights nor any other long-term incentive plan under which grants or awards may be made in the fiscal year ending March 31, 1999 or thereafter.

Compensation of Directors

Directors who are not employees of Sector receive a monthly fee of $ 2,000 and are reimbursed for out-of-pocket expenses incurred in their capacity as members of the Board of Directors. As part of his compensation as a director, Mr. Button received warrants, granted on July 19, 1996, to purchase 2,000 shares of the Common Stock at $112.50 per share, 2,000 shares at $150.00 per share and 2,000 shares at $200.00 per share.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the Common Stock ownership information as of May 29, 1998, with respect to (i) each person known to the Company to be the beneficial owner of more than 5% of the Common Stock; (ii) each director of the Company; and (iii) all directors, and executive officers of the Company as a group. This information as to beneficial ownership was furnished to the Company by or on behalf of the persons named. Unless otherwise indicated, each has sole voting and investment power with respect to the shares beneficially owned.

Beneficial Owner
and Address                   Number of Shares              Percentage(1)
-----------                   ----------------              -------------

Firstempex                          208,377                      17.2
24 Route de Malagnov
1208 Geneve, Switzerland

Joan Brown                          107,696                       8.9
Isle of Man
United Kingdom

Theodore J. Georgelas(2)             17,020(3)                    1.4
7601 Lewinsville Road
Suite 250
McLean, VA 22102

Geoffrey A. Button(4)                16,100(5)                    1.3
The Millhouse
Chicksgrove
Salisbury, Wilts SP3 6LY
United Kingdom

Jeff L. Shear(6)                      3,334                       nil
1421 Wildhorse Parkway
Chesterfield, MO 63005

See officers and directors           36,754(7)                    3.0
As a group (3 persons)

----------

(1) The percentages computed in this column of the table are based upon 1,213,998 shares of the Common Stock outstanding as of May 29, 1998 and effect is given, pursuant to Rule 13d-3(1) under the Exchange Act, to shares issuable upon the exercise of the Common Stock purchase warrants and stock options currently exerciseable or exercisable within 60 days of May 29, 1998.

(2) Mr. Georgelas is the Chairman of the Board and a director of the Company.

(3) The shares reported in the table include 5,000 shares issuable upon the exercise at $39.50 per share of a Common Stock purchase warrant expiring July 18, 1999, which warrant is currently exercisable.

(4) Mr. Button is the President, the Chief Executive Officer and a director of the Company.

(5) The shares reported in the table include (1) 6,000 shares issuable upon the exercise at $18.75 per share of a stock option expiring February 2, 2007, (2) 4,000 shares issuable upon the exercise of a stock option expiring February 2, 2007 at $30.00 per share, (3) 4,000 shares issuable upon the exercise at $45.00 per share of a stock option expiring February 2, 2007 (4) 2,000 shares issuable upon the exercise of a Common Stock purchase warrant expiring June 30, 2000 at $112.50 per share and (5) 2,000 shares issuable upon the exercise at $150.00 per share of a Common Stock purchase warrant expiring June 30, 2000. All of the foregoing options and warrants are currently exercisable or will become exercisable within 60 days of May 29, 1998. The shares reported in the table do not include 2,000 shares issuable upon the exercise at $200.00 per share of a Common Stock purchase warrant expiring June 30, 2000 which is not exercicsable on May 29, 1998 or within 60 days thereafter.

(6) Mr. Shear is a director of the Company.

(7) The shares reported in the table reflect those reported in the text related to Notes (3) and (5) and for the person as to whom Note (6) relates.

Possible Change in Control

      As indicated in the section "Issuance of Convertible Debentures" in Item 5 to this Report, Amex Corp. Limited and Danvers Investment Corp. on April 15, 1998 acquired $500,000 in principal amount of the Notes and 60,000 shares of the Common Stock. If either purchaser converted its Note at $2.30 per share (i.e., 80% of $2.88), it would receive 108,695 shares of the Common Stock, in addition to 30,000 shares already owned. If the alternative conversion price was applicable (i.e., 80% of the average of the closing sales prices during the five trading days preceding conversion) and such conversion price was $.50 per share, the purchaser would receive 500,000 shares of the Common Stock, in addition to the 30,000 shares already owned.

ITEM 12. Certain Relationships and Related Transactions

The Company currently subleases 5,501 of its leased office space to DBE at the face rate of these lease apportioned by square footage (approximately $9,272.78 per month). Theodore J. Georgelas, the Chairman of the Board of the Company, owns 38,700 shares of DBE common stock purchased in October 1993 prior to the Company's investment of $1,100,000 in DBE.

                                     PART IV

ITEM 13. Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit
Number         Description
------         -----------

3.1 Certificate of Incorporation of Sector, as amended. (Incorporated herein by reference to Exhibit 3.1 of the Company's Form 10-KSB for the year ended February 28, 1993.)

3.2 Articles of Merger, amending the Company's Articles of Incorporation. (Incorporated herein by reference to Exhibit 3.2 of the Company's Form 10-KSB for the fiscal year ended February 28, 1993.)

3.3 Bylaws of the Company. (Incorporated herein by reference to Exhibit 3.3 of the Company's Form 10-KSB for the fiscal year ended February 28, 1993.)

3.4 Certificate of Change in Number of Authorized Shares of Common Stock filed in Nevada on November 26, 1997.

3.5 Certificate of Designations of Series A Convertible Preferred Stock filed in Nevada on January 5, 1998.

4.1 Convertible Promissory Notes due July 30, 1999. (Incorporated by reference to the Company's Report on Form 8-K filed on April 24, 1998.)

10.1 1991 Stock Plan of the Company. (Incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-KSB for the fiscal year ended February 28, 1993.)

10.2 1994 Stock Plan of the Company. (Incorporated herein by reference to Exhibit 99 of the Company's Registration Statement on Form S-8, File No. 33-76718, filed March 18.
               1994.)

10.3 Agreement for the transfer of the claims from Biomyne North Company. (Incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-KSB for the fiscal year ended February 28, 1993.)

10.4 Exploration License and Option to Lease Agreement for five patented lode claims known as the Taylor claims. (Incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-KSB for the fiscal year ended February 28, 1993.)

10.5 License agreement for the technology with Biomyne Technology Company. (Incorporated herein by reference to Exhibit 10.5 of the Company's Form 10-KSB for the fiscal year ended February 28, 1993.)

10.6 Exploration license and option to purchase agreement for forty three patented and thirteen unpatented lode mining claims, collectively known as the Vienna Property. (Incorporated herein by reference to Exhibit 10.8 of the Company's Form 10-QSB for the quarter ended November 30, 1994.)

10.8 Promissory Note Agreement with Mr. S. Allan Kline, dated August 11, 1995. (Incorporated herein by reference to Exhibit 10.10 of the Company's Form 10-KSB for the fiscal year ended February 28,
               1995).

10.9 Employment Agreement with Mr. Theodore J. Georgelas, dated January 15, 1996. (Incorporated herein by reference to Exhibit
               10.9 of the Company's Form 10-KSB for the fiscal year ended February 29, 1996)

10.10 Stock Purchase and Exchange Agreement with Global Communications Group, Inc., dated April 19, 1996. (Incorporated herein by reference to Exhibit 10.10 of the Company's Form 10-KSB for the fiscal year ended February 29, 1996).

10.11 Amendment No. 1 to the Stock Purchase and Exchange Agreement with Global Communications Group, Inc. (Incorporated herein by reference to Exhibit 10.11 of the Company's Form 10-KSB for the fiscal year ended February 29, 1996).

10.12          Debt Repayment Agreement. (Incorporated herein by reference to
               Exhibit 10.12 of the Company's Form 10-KSB for the fiscal year ended February 29, 1996).

10.13 Distribution Agreement, dated October 1, 1995, between HIS Software AG and Raxco Inc. (Incorporated herein by reference to Exhibit 10.13 of the Company's Form 10-KSB for the fiscal year ended February 28, 1997.)

23.1 Consent of Merdinger, Fruchter, Rosen & Corso, P.C., independent auditors.

(b)   Reports on Form 8-K.

There were no Current Reports on Form 8-K filed during the quarter ended February 28, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) to the Securities Exchange Act of 1934, Sector has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of June, 1998.


                                       SECTOR COMMUNICATIONS, INC.


                                       BY: /s/ Theodore J. Georgelas
                                           -------------------------------------
                                           Theodore J. Georgelas, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Sector and in the capacities and on the dates indicated.

Date: June 19, 1998                        /s/ Theodore J. Georgelas
                                           -------------------------------------
                                           Director

Date: June 19, 1998                        /s/ Geoffrey A. Button
                                           -------------------------------------
                                           Geoffrey A. Button, President and
                                           Chief Executive Officer and Director

Date: June 19, 1998                        /s/ Jeff Shear
                                           -------------------------------------
                                           Jeff Shear, Director

                           SECTOR COMMUNICATIONS, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                          EXHIBIT FILED WITH THE REPORT

Exhibit                                                                   Page
Number         Description                                                Number
------         -----------                                                ------

3.4            Certificate of Change in Number of Authorized Shares of
               Common Stock filed in Nevada on November 26, 1997..............66

3.5            Certificate of Designations of Series A Convertible
               Preferred Stock filed in Nevada on January 5, 1997.............68