Form 10QSB
period 1998-05-31
SECTOR COMMUNICATIONS INC
filed 1998-07-22
CIK 741012

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20949

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                       For the Quarter Ended May 31, 1998

                         Commission File Number 0-22382

                           SECTOR COMMUNICATION, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

            Nevada                                            56-1051491
-------------------------------                             -------------
(State or other jurisdiction of                             (IRS Employer
 Incorporation or organization)                           Identification No.)

               7601 Lewinsville Road, Suite 250, McLean, VA 22102
               --------------------------------------------------
                     Address of principal executive offices

                                 (703) 761-1500
                            -------------------------
                            Issuer's Telephone Number

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

As of May 31, 1998, there were 1,211,998 shares of the Registrant's Common Stock outstanding.

                           SECTOR COMMUNICATIONS, INC.
                              REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

PART I ----- FINANCIAL INFORMATION

      Item 1. Financial Statements

      Consolidated balance sheet -
            May 31, 1998 (unaudited) and February 28, 1998.................1

      Consolidated statement of operations -
            three month periods (unaudited) ended
            May 31, 1998 and 1997..........................................2

      Consolidated statement of cash flows -
            three month periods (unaudited) ended
            May 31, 1998 and 1997..........................................3

Notes to consolidated financial statements (unaudited).....................5

      Item 2. Management's Discussion and Analysis........................10

PART II ----- OTHER INFORMATION

      Item 1. Legal Proceedings...........................................13

      Item 6. Exhibits and Reports on Form 8-K............................13

                           SECTOR COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEET

                                                            May 31,      February 28,
                                                             1998            1998
                                                         ------------    ------------
        ASSETS                                            (Unaudited)
CURRENT ASSETS
  Cash and Cash Equivalents                              $    228,582    $    128,911
  Accounts Receivable, net of provision for
   doubtful accounts of $11,326 and $38,097                   343,801         501,010
  Notes Receivable                                             43,333         125,000
  Prepaid Expenses                                             56,237          45,646
                                                         ------------    ------------
     Total Current Assets                                     671,953         800,567
                                                         ------------    ------------

PROPERTY AND EQUIPMENT                                      2,220,093       2,211,317
  Accumulated Depreciation                                 (1,559,672)     (1,476,444)
                                                         ------------    ------------
  Net Book Value                                              660,421         734,873
                                                         ------------    ------------

OTHER ASSETS
  Intangible Assets, net                                    4,870,648       4,974,345
  Deposits                                                     42,482          42,482
  Other Assets                                                 70,000              --
                                                         ------------    ------------
     Total Other Assets                                     4,983,130       5,016,827
                                                         ------------    ------------

     TOTAL OTHER ASSETS                                  $  6,315,504    $  6,552,267
                                                         ============    ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable and Accrued Expenses                  $  1,387,077    $  1,689,711
  Debentures Payable, net of discount of $230,300             269,700              --
  Deferred Revenue                                            276,258         298,419
  Due to Related Parties                                      369,239         235,785
                                                         ------------    ------------
     Total Current Liabilities                              2,302,274       2,223,915

Rent Deposit                                                   12,248          12,248
                                                         ------------    ------------

  TOTAL LIABILITIES                                         2,314,522       2,236,163
                                                         ------------    ------------

Commitments and Contingencies                                      --              --

STOCKHOLDERS' EQUITY
  Preferred Stock, $.001 par value; 5,000,000 shares
   authorized, no shares issued and outstanding                    --
  Preferred Stock, Series A $.001 per share, no shares
   issued and outstanding                                          --              --
  Common Stock, $.001 par value; 40,000,000 shares
   authorized, 1,211,645 and 917,962 shares
   issued and outstanding (See Note 10)                         1,211             918
  Additional Paid-in Capital                               14,023,429      13,729,709
  Retained Deficit                                         (9,860,070)     (9,244,613)
  Cumulative Foreign Currency Translation Adjustment         (163,588)       (169,910)
                                                         ------------    ------------
     Total Stockholders' Equity                             4,000,982       4,316,104
                                                         ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  6,315,504    $  6,552,267
                                                         ============    ============


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                           SECTOR COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                       FOR THE THREE MONTHS ENDED MAY 31,

                                                 1998          1997
                                             -----------    -----------
REVENUE
  Telecommunication Revenue                  $   203,976    $   250,684
  Software Sales & Maintenance                   106,408        372,711
                                             -----------    -----------
                                                 310,384        623,395

COST OF SALES                                    138,839        371,388
                                             -----------    -----------

GROSS PROFIT                                     171,545        252,007
                                             -----------    -----------

OPERATING EXPENSES
  Gold Exploration Costs                           2,662         29,864
  Software Development Costs                     128,396        237,919
  Sales, General & Administrative                633,782        766,786
                                             -----------    -----------
     Total Operating Expenses                    764,840      1,034,569
                                             -----------    -----------

(Loss) Income From Operations                   (593,295)      (782,562)

OTHER INCOME (EXPENSE)
  Interest (Expense)                             (25,825)          (612)
  Other Income                                     3,663         25,235
  Foreign Exchange Gain                               --         10,274
                                             -----------    -----------
Loss Before Provision for Income Taxes          (615,457)      (747,665)

Provision for Income Taxes                            --             --
                                             -----------    -----------

Net Loss                                     $  (615,457)   $  (747,665)
                                             ===========    ===========

Net Loss Per Share                           $     (0.57)   $     (0.83)
                                             ===========    ===========

Weighted Average Common Shares Outstanding     1,074,371        897,961


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

                           SECTOR COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                       FOR THE THREE MONTHS ENDED MAY 31,

                                                       1998         1997
                                                    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                         $(615,457)   $(747,665)
   Adjustments to Reconcile Net Loss to Net
    Cash Provided by Operating Activities:
      Depreciation and Amortization                   181,747      204,760
      Amortization of Discount                         24,700           --
      Change in Assets and Liabilities, Net of
       Effect of Acquisition:
         (Increase) Decrease in Assets
            Accounts Receivable                       157,209       17,017
            Repayment of Related Party Receivable          --       32,198
            Prepaid Expenses and Deposits             (10,591)       4,617
            Receivable on Sale of Securities               --      571,000
         (Decrease) Increase in Liabilities
            Accounts Payable                         (302,634)      60,613
            Related Party Payable                     171,954        6,771
            Deferred Revenue                          (22,161)     (24,652)
                                                    ---------    ---------
Net Cash Provided (Used) by Operating Activities     (415,233)     124,659
                                                    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Fixed Assets                            (8,776)     (31,675)
   Decrease in Marketable Securities                       --       21,762
   Notes and Loans Receivable                          81,667       13,403
                                                    ---------    ---------
Net Cash Provided by Investing Activities              72,891        3,490
                                                    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of Debentures                                 430,000           --
                                                    ---------    ---------

Effect of Exchange Rate Changes on Cash                12,013      (51,229)
                                                    ---------    ---------

Net Increase in Cash                                   99,671       76,920
Cash - March 1,                                       128,911       80,096
                                                    ---------    ---------

Cash - May 31,                                      $ 228,582    $ 157,016
                                                    =========    =========

SUPPLEMENTAL CASH FLOWS INFORMATION:
   Cash Paid For:
     Interest                                       $      --    $      --
                                                    =========    =========
     Taxes                                          $      --    $      --
                                                    =========    =========


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                           SECTOR COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                FOR THE THREE MONTHS ENDED MAY 31, 1998 AND 1997

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL ACTIVITIES:

      Period ended May 31, 1998:

      Common stock totalling 25,306 shares was issued to retire a debt of $39,013.

      Common stock totalling 75,000 shares was issued in connection with the preferred stock conversion described in Note 7.

      Common stock totalling 60,000 shares was issued in connection with the placement of the convertible debentures described in Note 8. A discount of $255,000 has been ascribed to these shares.

      Period ended May 31, 1997:

      Common stock totalling 1,000,000 shares was issued in connection with a February 28, 1999 debt reduction agreement.


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                           SECTOR COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  MAY 31, 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a) Basis of Presentation

            The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments)considered necessary for a fair presentation have been included.Certain reclassifications have been made to the prior period to conform to the current period's presentation.

            For further information refer to the financial statements and footnotes included in the Registrant's Annual Report on form 10-KSB for the period ended February 28, 1998.

            The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year ending February 28, 1999.

            The unaudited consolidated balance sheet as of May 31, 1998 and the consolidated statements of operations and cash flows for the three month periods ended May 31, 1998 and 1997 are those of Sector and its subsidiaries (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated.

            The accompanying consolidated financial statements as of May 31, 1998 and for the three months then ended include the accounts of Sector and its subsidiaries. Such subsidiaries are as follows:

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

                           SECTOR COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  MAY 31, 1998

NOTE 2 - PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:

                                          May 31,      February 28,
                                           1998            1998
                                        -----------    -----------
      Fiber Network                     $   157,837    $   157,837
      Equipment                           1,916,192      1,916,192
      Furniture and Fixtures                 55,996         47,220
      Vehicles and Other                     90,068         90,068
                                        -----------    -----------
                                          2,220,093      2,211,317
      Less:  Accumulated Depreciation    (1,559,672)    (1,476,444)
                                        -----------    -----------
                                        $   660,421    $   734,873
                                        ===========    ===========

      Depreciation expense for the three month periods ended May 31, 1998 and 1997 was $83,228 and $106,287, respectively.

NOTE 3 - INTANGIBLE ASSETS

      Intangible assets at May 31, 1998 are as follows:

      Intangible assets related to the acquisition
       of Histech                                        $ 4,286,922

      Intangible assets related to the acquisition
       of Mountain                                           595,959

      Intellectual property and distribution rights
       acquired by Histech prior to its acquisition
       by the Company, net of foreign currency
       exchange fluctuations.                                755,398
                                                         -----------
                                                           5,638,279
      Amortization of intangible assets and
       intellectual property and distribution rights         767,631
                                                         -----------
      Total                                              $ 4,870,648
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

                           SECTOR COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  MAY 31, 1998

NOTE 4 - WARRANTS

      At May 31, 1998, the Company has reserved 36,000 shares of common stock for issuance upon the exercise of the currently outstanding warrants. The exercise prices and expiration dates of the warrants are as follows:

         Number           Exercise           Date             Date of
       of Shares            Price         Exercisable       Expiration
      -----------         --------        -----------       ----------
            2,000          $112.50            2/28/97          6/30/00
            2,000           150.00            7/20/97          6/30/00
            2,000           200.00            7/20/98          6/30/00
            5,000            39.50            2/28/97          7/18/99
           25,000            39.50            2/28/97          7/18/99
      -----------
           36,000
      ===========

NOTE 5 - STOCK OPTION PLANS

      At May 31, 1998, the Company has options outstanding for the purchase of 26,200 shares under the 1994 Stock Plan, at exercise prices ranging from $18.75 to $81.25 per share. 21,200 options are exercisable as of May 31, 1998. There were no option transactions during the period March 1 through May 31, 1998.

NOTE 6 - SECTOR COMMUNICATIONS AG

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

NOTE 7 - STOCKHOLDERS' EQUITY

      Preferred Stock

      The Company has authorized an issue of Series A 8% Cumulative Convertible Preferred Stock. The preferred stock may be converted into common stock at the lesser of (i) 75% of the five day average closing bid price immediately preceding the conversion date or (ii) the closing bid price on the date of purchase of the preferred stock (the "Closing Date"). Up to and including the 100th day following the Closing Date, the Company shall have the right to redeem any or all of the shares for 125% of the purchase price, plus accrued dividends.

                           SECTOR COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  MAY 31, 1998

NOTE 7 - STOCKHOLDERS' EQUITY (continued)

      Common Stock

      Fiscal Year 1998 Reverse Stock Split

      On July 22, 1997, the Board of the Company authorized an amendment to the Company's Amended and Restated Articles of Incorporation approving a reverse stock split of the outstanding shares of the Common Stock on the basis of one new share of the Common Stock for each 40 shares of outstanding Common Stock. The Amendment was approved at the Annual Meeting of Stockholders held on October 21, 1997. Such action did not change the par value of the Common Stock of $.001 per share of the number of authorized shares of the Common Stock from 50,000.

      On November 18, 1997, the Board authorized a reverse stock split of the Common Stock of one share for every 1.25 outstanding shares. The par value of the Common Stock did not change, but the number of authorized shares was reduced from 50,000,000 to 40,000,000. The two reverse stock splits, which had the combined effect of 1 for 50 reverse stock split, as well as the reduction of the authorized shares, became effective with the filing of an amendment in Nevada on December 2, 1997.

      Recent Issuance of Common Stock

      On January 5, 1998, ET Trading, based in London, England, purchased 250 shares of the Company's Series A 8% Convertible Preferred Stock, $.001 par value (the "Series A Preferred"), for $250,000 in a private placement pursuant to Regulation S under the Securities Act of 1933, as amended (the "Securities Act"). Concerned that the holder of the shares of the Series A Preferred may have been selling shares of the Common Stock, thereby lowering the market price of the Common Stock, on March 18, 1998, the Company gave the holder notice of its intention to redeem on April 2, 1998 all 250 shares of the Series A Preferred for $312,500, which action terminated the holder's right to convert. In Lieu of the redemption, Firstimpex, based in Geneva, Switzerland, purchased the 250 shares of the Series A Preferred from FT Trading for the redemption price on the condition that the Company restore the conversion right and issue to Firstimpex 75,000 shares of the Common Stock, which issuance was effected on April 5, 1998 simultaneously with the restoration of the conversion right. On the same day, Firstimpex converted 165 shares of the Series A Preferred into 73,333 shares of the Common Stock based on a conversion price of $2.25 per share. On May 13, 1998, Firstimpex converted the remaining 85 shares of the Series A Preferred into 60,044 shares of Common Stock based on the alternative conversion price of $1.415625 per share which represented the average of the closing bid prices during the five trading days preceding the conversion date.

      In connection with the sale of its 6% Convertible Debentures, the Company issued 30,000 shares of its Common Stock to each of the two purchasers.

      The Company issued 25,306 shares of common stock to retire debt owed to a related party in the amount of $39,013.

                           SECTOR COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  MAY 31, 1998

NOTE 8 - DEBENTURES PAYABLE

      On April 15, 1998, the Company sold $500,000 in principal amount of its 6% Convertible Promissory Note due July 30, 1998 (the "Notes") pursuant to Regulation S under the Securities Act for net proceeds of $430,000. In addition, the two purchasers, Amex Corp. Limited and Danvers Investment Corp., each a British Virgin Island corporation, with an address in Zurich, Switzerland, each received 30,000 shares of the Common Stock.

      Effective May 26, 1998, each holder has the full right to convert its Note in the principal amount of $250,000, plus accrued interest (at the rate of 6% per annum), in whole or in part, into shares of the Common Stock at a conversion price equal to the lesser of (1) $2.98 (which was 80% of the closing bid prices of the Common Stock on April 15, 1998) or (2) 80% of the average closing bid prices of the Common Stock for the five trading days immediately preceding the conversion date.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

      Currently the Company does not meet certain of the Nasdaq maintenance requirements. If the Common Stock is delisted from the Nasdaq Smallcap Market because of the Company's inability to meet the Nasdaq maintenance requirements, its price quotations would either be reported in the OTC Bulletin Board or in the pink sheets. In addition, if the bid price continues to be below $5.00 per share, the security would then become subject to Rule 15g-9 promulgated under the exchange Act, which Rule imposes additional sales practices requirements on a broker-dealer which sells Rule 15g-9 securities to persons other than the broker-dealer's established customers and institutional accredited investors (as such term is defined in Rule 501(a) under the Securities Act).

Item 2. Management's Discussion and Analysis

Results of Operations

      The following is management's discussion and analysis of certain significant factors which have affected the financial position and operating results of Sector Communications, Inc. (the "Company") and its subsidiaries during the three months ended May 31, 1998 as compared with the three months ended May 31, 1997.

Telecommunication Revenues

      Global Communications Group, Inc. ("Global"), the Company's subsidiary, derives all of its telecommunications revenue from Global's Bulgarian subsidiary
(1) providing direct-dial services for international long distance calls to a select group of hotels in the cities of Sofia and Plovdiv in Bulgaria; (2) from the integration, installation and maintenance of customer-owned digital phone systems; and (3) from usage-based percentages of company-owed digital phone systems through shared revenue agreements with some of its customers.

      Telecommunication revenue decreased by $46,708 or 18.6% from $250,684 in the three months ended May 31, 1997 to $203,976 in the three months ended May 31, 1998. This decrease was due to a cross-the-board decrease in the use of hotel phones in Bulgaria by international travelers for purposes other than faxing. Management believes that such travelers are increasingly using cellular or mobile telephones instead to make their calls. In the event that this is a trend, management is looking to offset this loss of revenue by the Bulgarian subsidiary exploring Internet and Intranet usage of its installed system. Assuming that this is a trend, there can be no assurance that these offsetting efforts will be successful.

Software Sales and Maintenance Revenues

      Effective August 31, 1996, the Company began recording the software sales and maintenance revenues from its 60%-owned subsidiary HIS Technologies AG ("Histech"). No revenue related to Histech's operations was recorded prior to that time because the acquisition of Histech was accounted for as a purchase effective August 31, 1996.

      Software sales and maintenance revenues from Histech decreased by $266,303 or 71.5% from $372,711 in the three months ended May 31, 1997 to $106,408 in the three months ended May 31, 1998. Management believes that this decrease is a temporary glitch due to a major customer not paying invoices aggregating $175,000 and that the trend of increasing software revenues will be resumed in later quarters, as to which there can be no assurance.

Cost of Sales

      Costs of sales decreased by $232,549 or 62.6% from $371,388 in the three months ended May 31, 1997 to $138,839 in the three months ended May 31, 1998. The decrease was due to the decrease in the revenues of the Company and its subsidiaries.

Software Development Costs

      Histech's software development costs decreased by $219,523 or 92.3% from $237,919 for the three months ended May 31, 1997 to $128,396 for the three months ended May 31, 1998. The decrease was due to the unavailability of funds to finance the Company's research and development operations.

      Management believes that a significant level of software development costs will be require by Histech to remain competitive and expects such costs will increase in the future if the funding for such increased costs is available to the Company, as to which funding there can be no assurance.

Selling, General and Administrative Expense

      This expense decreased by $133,004 or 17.3% from the $766,786 in the three months ended May 1997 to the $633,782 in the three months ended May 31, 1998. The decrease was due to the lower revenues.

Net Loss

      The net loss decreased by $132,208 or 17.7% from $747,665 in the three months ended May 31, 1997 to $615,457 in the three months ended May 31, 1998 as a result of the reasons described above.

Liquidity and Capital Resources

      During the three month period ended May 31, 1998, the Company financed its operations primarily through the funds it received from the sale of $500,000 in principal amount of the Company's 6% Convertible Promissory Notes due July 30, 1999.

      The Company is experiencing negative cash flow from operations. The funding of future operations will require further infusions of capital.

      If additional funds are raised by the Company through the issuance of equity securities, or securities convertible into or exercisable for equity securities, the percentage ownership of the then current stockholders of the Company will be reduced. The Company may issue preferred stock with rights, preferences or privileges senior to those of the Common Stock. Although discussions are on-going with various potential sources of additional capital, there can be no assurance that the Company will be successful in its efforts to obtain adequate capital nor if any such additional capital is made available to the Company that it will be on terms and conditions that are not extremely dilutive to the present holders of the Common Stock. Discontinuance of the listing of the Common Stock on the Nasdaq Smallcap Market because of the Company's failure to meet the Nasdaq maintenance requirements may adversely impact the Company's ability to obtain future financing.

Forward Looking Statements

      This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risk and uncertainties. Such forward-looking statements reflect the Company's current views with respect to future events and financial performance. Actual results could differ materially from those projected in the forward-looking statements as a result of the Company's ability to obtain adequate additional financing as needed, the uncertainties of new product development and introduction, sales, growth, competitive pressures, uncertainties connected to the Bulgarian economy, and other risks listed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission, including, but not limited to, its Annual Report on Form 10-KSB for the fiscal year ended February 28,1998 (Forward-Looking Statements section).

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

      Reference is made to Item 3 of the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1998 (the "Annual Report"). There were no material developments during the quarter ended May 31, 1998 relating to the litigation reported in the Annual Report.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

            None

      (b) Reports on Form 8-K

      A Current Report on Form 8-K was filed on April 24, 1998, reporting Item 5 (Other Information) and Item 6 (Financial Statements and Exhibits). There were no financial statements filed.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereinto duly authorized.


                                    SECTOR COMMUNICATIONS, INC.
                                    ---------------------------------
                                          (Registrant)


Date: July 21, 1998                 By:      Geoffrey A. Button
                                        -----------------------------
                                        President and Chief Executive Officer