Form 10QSB
period 1998-08-31
SECTOR COMMUNICATIONS INC
filed 1998-10-21
CIK 741012

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20949

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                          OF THE SECURITIES ACT OF 1934

                      For the Quarter Ended August 31, 1998

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


                7601 Lewinsville Road, Suite 250, McLean VA 22102
                     Address of principal executive offices

                                            (703) 761-1500
Issuer's Telephone Number

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

As of August 31, 1998, there were 1,211,998 shares of the Registrant's Common Stock outstanding.

                           SECTOR COMMUNICATIONS, INC.
                              REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS


PART I ------      FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Consolidated balance sheet -
                  August 31, 1998 (unaudited) and February 28, 1998            2

         Consolidated statement of operations -
                  Three and six-month periods (unaudited) ended
                  August 31, 1998 and 1997                                     4

         Consolidated statement of cash flows -
                  Three and six-month periods (unaudited) ended
                  August 31, 1998 and 1997                                     5

Notes to Consolidated financial statements (unaudited)                         7

         Item 2.  Management's Discussion and Analysis                        12

PART II -----      OTHER INFORMATION

         Item 1.  Legal Proceedings                                           16
         Item 6.  Exhibits and Reports on Form 8-K                            16

         Signatures                                                           16

                           SECTOR COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEET



                                                                                   August 31,                    February 28,
                                                                                       1998                           1998

                                                                                 (Unaudited)
       ASSETS
CURRENT ASSETS


   Cash and Cash Equivalents ...................................................        $   195,307              $   128,911
   Accounts Receivable, net of provision for doubtful
     accounts of $11,326 and $38,097 ...........................................            299,251                  501,010
   Notes Receivable ............................................................             37,500                  125,000
   Prepaid Expenses ............................................................             61,001                   45,646

     Total Current Assets ......................................................            593,059                  800,567


PROPERTY AND EQUIPMENT .........................................................          2,232,795                2,211,317
   Accumulated Depreciation ....................................................         (1,642,586)              (1,476,444)

   Net Book Value ..............................................................            590,209                  734,873


OTHER ASSETS
   Intangible Assets, net ......................................................          4,780,091                4,974,345
   Deposits ....................................................................             42,482                   42,482
   Other Assets ................................................................             49,700
                                                                                        -----------              -----------

     Total Other Assets ........................................................          4,872,273                5,016,827

     TOTAL ASSETS ..............................................................        $ 6,055,541              $ 6,552,267
                                                                                        ===========              ===========














The accompanying notes are an integral part of these consolidated financial statements.

                           SECTOR COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEET


                                                                                          August 31,
February 28,
                                                                                                                                1998
                                                                                                                                1998
                                                                                        (Unaudited)
       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    ...................................................................................................

     Accounts Payable and Accrued Expenses ............................................................  $  1,506,232  $  1,689,711

   Debentures Payable, net of discount of $181,000 ....................................................       319,000

   Deferred Revenue ...................................................................................       219,487       298,419

   Due to Related Parties .............................................................................       267,524       235,785
                                                                                                          ------------  ------------

     Total Current Liabilities ........................................................................     2,312,243     2,223,915


Rent Deposit ..........................................................................................        12,248        12,248
                                                                                                         ------------   ------------

     TOTAL LIABILITIES ................................................................................     2,324,491     2,236,163

                                                                                                         ------------   ------------
Commitments and Contingencies .........................................................................          --           --


STOCKHOLDERS' EQUITY
   Preferred Stock, $.001 par value; 5,000,000 shares
     authorized, no shares issued and outstanding .....................................................          --           --

   Preferred Stock, Series A $.001 per share, no shares
     issued and outstanding ...........................................................................          --           --

   Common Stock, $.001 par value; 40,000,000 shares
     authorized, 1,211,645 and 917,952 shares
     issued and outstanding (See Note 10) .............................................................         1,211           918

   Additional Paid-in Capital .........................................................................    14,023,429    13,729,709

   Retained Deficit ...................................................................................   (10,272,442)   (9,244,613)

   Cumulative Foreign Currency Translation Adjustment .................................................       (21,148)     (169,910)
                                                                                                         ------------   -----------



     Total Stockholders' Equity .......................................................................     3,731,050     4,316,104
                                                                                                         ------------   -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......................................................  $  6,055,541    $6,552,267
                                                                                                         ============   ============











The accompanying notes are an integral part of these consolidated financial statements.


                           SECTOR COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)




                                              Three Months Ended            Six Months Ended
                                              August 31,    August 31,    August 31,    August 31,
                                                  1998          1997          1998          1997
                                           -----------   -----------   -----------    -----------
    ...................................

REVENUE
   Telecommunication Revenue ..........  $   157,352   $   195,542   $   361,328      $   446,226
   Software Sales and Maintenance .....       89,162       288,432       195,570          661,143
                                          -----------   -----------   ----------
                                             246,514       483,974       556,898        1,107,369


COST OF SALES .........................      128,807       250,966       267,646          622,354
                                          -----------   -----------   -----------      -----------

GROSS PROFIT ..........................      117,707       233,008       289,252          485,015
                                          -----------   -----------   -----------      -----------

OPERATING EXPENSES
   Gold Exploration Costs .............          691        27,219         3,353          57,083

   Software Development Costs .........       78,136       177,748       206,532         415,667

   Sales, General and Administrative ..      372,201       803,198     1,005,983       1,569,984
                                         -----------   -----------   -----------       -----------

     Total Operating Expenses .........      451,028     1,008,165     1,215,868       2,042,734
                                         -----------   -----------   -----------       -----------


Loss From Operations ..................     (333,321)     (775,157)     (926,616)     (1,557,719)
                                         -----------   -----------   -----------       -----------


OTHER INCOME (EXPENSE)
   Interest Income ....................     ( 81,462)         (612)     (107,287)     (    1,224)

   Other Income (Expense) .............        2,411     (   5,113)        6,074          20,122

   Foreign Exchange Gain (Loss) .......            -    (   13,896)          -        (    3,622)
                                         -----------   -----------   -----------       -----------



     Total Other Income (Expense) .....   (   79,051)    (  19,621)     (101,213)         15,276
                                         -----------   -----------   -----------       -----------


Loss Before Provision for Income Taxes      (412,372)     (794,778)   (1,027,829)      (1,542,443)


Provision for Income Taxes ............         --            --            --
                                         -----------   -----------   -----------       -----------


Net Loss ..............................  $  (412,372)  $  (794,778)  $(1,027,829)     $(1,542,443)
                                         ===========   ===========   ===========       ===========

Loss Per Share .....................      $(    0.34)   $(    0.88)  $     (0.90)     $     (1.71)
                                         ===========   ===========   ===========       ===========



Weighted Average Number of Shares
   Outstanding ........................    1,211,645       907,092     1,143,146          902,527










The accompanying notes are an integral part of these consolidated financial statements.


                           SECTOR COMMUNICATIONS, INC .....
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                       FOR THE SIX MONTHS ENDED AUGUST 31,



                                                         1998              1997
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss ....................................... $(1,027,829)     $(1,542,443)
   Adjustments to Reconcile Net Loss to Net Cash
    Provided By Operating Activities:
     Depreciation and Amortization ................     392,660          408,437

     Amortization of Discount and Insurance Costs .      94,300             --

     Change in Assets and Liabilities
       (Increase) Decrease in Assets
         Accounts Receivable ......................     201,759          267,063

         Repayment of Related Party Receivable ....        --             32,198

         Prepaid Expenses and Deposits ............     (15,355)          23,288

         Receivable on Sale of Securities .........        --            971,000

       (Decrease) Increase in Liabilities
         Accounts Payable .........................    (183,479)          12,961

         Related Party Payable ....................      31,739           (4,202)

         Deferred Revenue .........................    ( 78,932)       (174,055)
                                                    -----------      -----------


Net Cash Provided (Used) By Operating Activities ..    (585,137)          (5,753)
                                                    -----------      -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Fixed Assets .......................     (21,478)         (34,889)

   Decrease in Marketable Securities ..............        --             21,762

   Notes and Loans Receivable .....................      87,500           56,798

Net Cash Provided by Investing Activities .........      66,022           43,671



CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of Debentures .............................     430,000            -


Effect of Exchange Rate Changes on Cash ...........     155,511          (35,619)


Net Increase in Cash ..............................      66,396            2,299


CASH - ............................................     128,911           80,096
                                                    -----------      -----------

CASH - AUGUST 31, ................................. $   195,307      $    82,395
                                                    ===========      ===========


SUPPLEMENTAL CASH FLOWS INFORMATION:
   Cash Paid For:
     Interest   $ .................................        --     $      --
                                                    ===========   ===========
     Taxes ........................................ $      --     $      --
                                                    ===========   ===========


The accompanying notes are an integral part of these consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                       FOR THE SIX MONTHS ENDED AUGUST 31,



           SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL ACTIVITIES:

                          Period Ended August 31, 1998:

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

                         Period Ended August 31, 1997:

 Common stock totalling 1,000,000 shares was issued in connection with a Februar y 28, 1997 debt reduction agreement.

























  The accompanying notes are an integral part of these consolidated financial statements.

                           SECTOR COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 AUGUST 31, 1998


               NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                            a) Basis of Presentation
           The accompanying financial statements have been prepared in accordance with generally accepted accounting principles
           for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted
           accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.Certain
             reclassifications have been made to the prior period to
                  conform to the current period's presentation.

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

            The unaudited consolidated balance sheet as of August 31, 1998 and the consolidated statements of operations and cash flows for the three and six month periods ended August 31,
             1998 and 1997 are those of Sector Communications, Inc.
                ("Sector") and its subsidiaries (collectively the
              "Company"). All significant intercompany accounts and
                       transactions have been eliminated.

            The accompanying consolidated financial statements as of
           August 31, 1998 and for the three and six months then ended include the accounts of Sector and its subsidiaries.
                        Such subsidiaries are as follows:

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

                           SECTOR COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 AUGUST 31, 1998



NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                         May 31,   February 28,
                                           1998        1998
Fiber Network                           $ 157,837      $ 157,837
Equipment                               1,916,192      1,916,192
Furniture and Fixtures                     68,698         47,220
Vehicles and Other                           90,068    90,068
                                        ------------- ------------
                                        2,232,795          2,211,317
Less: Accumulated Depreciation          (1,642,586)    (1,476,444)
                                          ----------- -----------
                                        $ 590,209      $ 734,873
                                        ========== ============

Depreciation expense for the six month periods ended August
31, 1998 and 1997 was $164,795 and $210,116, respectively,
and for the three month periods ended August 31, 1998 and 1997 was $81,567 and $103,829, respectively.

NOTE 3 - INTANGIBLE ASSETS

Intangible assets at August 31, 1998 are as follows:

Intangible assets related to the acquisition of Histech $ 4,286,922

Intangible assets related to the acquisition of Mountain 595,959

Intellectual property and distribution rights
acquired by Histech prior to its acquisition
by Sector, net of foreign currency
exchange fluctuations. 771,590
5,654,471
Amortization of intangible assets and intellectual property and distribution rights 874,380

Total $ 4,780,091
===========

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

                           SECTOR COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 AUGUST 31, 1998


                                NOTE 4 - WARRANTS

           At August 31, 1998, the Company has reserved 36,000 shares of common stock for issuance upon the exercise of the
             currently outstanding warrants. The exercise prices and
                expiration dates of the warrants are as follows:

                      Number   Exercise   Date       Date of
                     of Shares Price     Exercisable Expiration
                  ----------- ---------- ----------- ----------
                        2,000 $112.50    2/28/97      6/30/00
                        2,000 150.00     7/20/97       6/30/00
                        2,000 200.00     7/20/98       6/30/00
                        5,000 39.50      2/28/97       7/18/99
                       25,000 39.50      2/28/97       7/18/99
                  -----------
                       36,000

                           NOTE 5 - STOCK OPTION PLANS

           At August 31, 1998, the Company has options outstanding for the purchase of 26,200 shares under the 1994 Stock Plan, at exercise prices ranging from $18.75 to $81.25 per share.
           21,200 options are exercisable as of August 31, 1998. There were no option transactions during the period March 1
                            through August 31, 1998.

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

                          NOTE 7 - STOCKHOLDERS' EQUITY

                                 Preferred Stock
               The Company has authorized an issue of Series A 8%
           Cumulative Convertible Preferred Stock. The preferred stock may be converted into Common Stock at the lesser of (i) 75%
              of the five-day average closing bid price immediately
           preceding the conversion date or (ii) the closing bid price on the date of purchase of the preferred stock (the
               "Closing Date"). Up to and including the 100th day
             following the Closing Date, the Company shall have the
            right to redeem any or all of the shares for 125% of the
                     purchase price, plus accrued dividends.

                           SECTOR COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 AUGUST 31, 1998



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

           On November 18, 1997, the Board authorized a reverse stock split of the Common Stock of one share for every 1.25
            outstanding shares. The par value of the Common Stock did
           not change, but the number of authorized shares was reduced from 50,000,000 to 40,000,000. The two reverse stock
           splits, which had the combined effect of a 1 for 50 reverse stock split, as well as the reduction of the authorized
           shares, became effective with the filing of an amendment in
                           Nevada on December 2, 1997.

                         Recent Issuance of Common Stock
            On January 5, 1998, FT Trading, based in London, England,
                purchased 250 shares of the Company's Series A 8%
           Convertible Preferred Stock, $.001 par value (the "Series A
            Preferred"), for $250,000 in a private placement pursuant
              to Regulation S under the Securities Act of 1933, as
            amended (the "Securities Act"). Concerned that the holder
              of the shares of the Series A Preferred may have been
            selling shares of the Common Stock, thereby lowering the
            market price of the Common Stock, on March 18, 1998, the Company gave the holder notice of its intention to redeem on April 2, 1998 all 250 shares of the Series A Preferred
           for $312,500, which action terminated the holder's right to convert. In Lieu of the redemption, Firstimpex, based in
           Geneva, Switzerland, purchased the 250 shares of the Series
           A Preferred from FT Trading for the redemption price on the condition that the Company restore the conversion right and issue to Firstimpex 75,000 shares of the Common Stock,
           which issuance was effected on April 5, 1998 simultaneously with the restoration of the conversion right. On the same
              day, Firstimpex converted 165 shares of the Series A
           Preferred into 73,333 shares of the Common Stock based on a conversion price of $2.25 per share. On May 13, 1998,
           Firstimpex converted the remaining 85 shares of the Series
           A Preferred into 60,044 shares of Common Stock based on the alternative conversion price of $1.415625 per share which represented the average of the closing bid prices during the five trading days preceding the conversion date.

            In connection with the sale of its 6% Convertible Notes,
             the Company issued 30,000 shares of its Common Stock to
                           each of the two purchasers.

           The Company issued 25,306 shares of Common Stock to retire debt owed to a related party in the amount of $39,013.

                           SECTOR COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 AUGUST 31, 1998



                           NOTE 8 - DEBENTURES PAYABLE

            On April 15, 1998, the Company sold $500,000 in principal
           amount of its 6% Convertible Promissory Notes due July 30,
              1999 (the "Notes") pursuant to Regulation S under the
            Securities Act for net proceeds of $430,000. In addition,
               the two purchasers, Amex Corp. Limited and Danvers
           Investment Corp., each a British Virgin Island corporation, with an address in Zurich, Switzerland, each received
                       30,000 shares of the Common Stock.

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

                  Item 2. Management's Discussion and Analysis

                             Results of Operations

        The following is management's discussion and analysis of certain significant factors which have affected the financial position and operating results of Sector Communications, Inc. (the "Company") and its subsidiaries during the three and six months ended August 31, 1998 as compared with the three and six months ended August 31, 1997.

                           Telecommunication Revenue

     Global Communications Group, Inc. (Global"), the Company's subsidiary, derives all of its telecommunications revenue from Global's Bulgarian subsidiary
 (1) providing direct-dial services for international long distance calls to a select group of hotels in the cities of Sofia and Plovdiv in Bulgaria; (2) from the integration, installation and maintenance of customer-owned digital phone systems; and (3) from usage-based percentages of company-owned digital phone system through shared revenue agreements with some of its customers.

     Telecommunication revenue decreased by $38,190 or 20% from $ 195,542 in the three months ended August 31, 1997 to $157,352 in the three months ended August 31, 1998. Telecommunication revenue decreased by $84,898 or 19% from
 $446,226 in the six months ended August 31, 1997 to $361,328 in the six months ended August 31, 1998. These decreases were due to a cross-the-board decrease in the use of hotel phones in Bulgaria by international travelers for purposes other than faxing. Management believes that such travelers are increasingly using cellular or mobile telephones instead to make their calls. In the event that this is a local trend, management is looking to offset this loss of revenue by the Bulgarian subsidiary exploring Internet and Intranet usage of its installed system. Assuming that this is a trend, there can be no assurance that these offsetting efforts will be successful.

                     Software Sales and Maintenance Revenue

   Software sales and maintenance revenue from HIS Technologies AG ("Histech") decreased by $199,270 or 69% from $288,432 in the three months ended August 31,
 1997 to $89,162 in the three months ended August 31, 1998. Software sales and maintenance revenue from Histech decreased by $495,573 or 75% from $661,143 in the six months ended August 31, 1997 to $195,570 in the six months ended August
                                   31, 1998.


                                      -12-
                                 Cost of Sales

     Costs of sales decreased by $122,159 or 49% from $ 250,966 in the three months ended August 31, 1997 to $128,807 in the three months ended August 31,
1998. Cost of sales decreased by $354,708 or 57% from $622,354 in the six months ended August 31, 1997 to $267,646 in the six months ended August 31, 1998. The decreases were due to the decrease in the revenues of the Company and its subsidiaries.

                           Software Development Costs

      Histech's software development costs decreased by $99,612 or 56% from $177,748 in three months ended August 31, 1997 to $78,136 in the three months ended August 31, 1998. Histech's software development costs decreased by $209,135 or 50% from $415,667 in the six months ended August 31, 1997 to
 $206,532 in the six months ended August 31, 1998. These decreases were due to the unavailability of funds to finance the Company's research and development operations.

      Management believes that a significant level of software development costs will be required by Histech to remain competitive and expects such costs will increase in the future if the funding for such increased costs is available to the Company, as to which funding there can be no assurance.

                  Selling, General and Administrative Expense

      This expense decreased by $430,997 or 54% from $ 803,198 in the three months ended August 31, 1997 to $372,201 in the three months ended August 31, 1998. The selling, general and administrative expense decrease by $564,001 or
36% from $1,569,984 in the six months ended August 31, 1997 to $1,005,983 in the six months ended August 31, 1998. These decreases were due to the lower revenues.

                                    Net Loss

      The net loss decreased by $382,406 or 48% from $ 794,778 in the three months ended August 31, 1997 to $412,372 in the three months ended August 31,
   1998 as a result of the reasons described above. The net loss decreased by $514,614 or 33% from $1,542,443 in the six months ended August 31, 1997 to
  $1,027,829 in the six months ended August 31, 1998 for the reasons described above.



                                      -13-
                        Liquidity and Capital Resources

       The Company is experiencing negative cash flow from operations. The funding of future operations will require further infusions of capital or seeking new sources of revenue.

      If additional funds are raised by the Company through the issuance of equity securities, or securities convertible into or exercisable for equity securities, the percentage ownership of the then current stockholders of the Company will be reduced. The Company may issue preferred stock with rights, preferences or privileges senior to those of the Common Stock. Although as indicated below the Company is attempting to implementing a plan to revitalize the Company, there can be no assurance that the Company will be successful in its efforts to obtain adequate capital nor if any such additional capital is made available to the Company that it will be on terms and conditions that are not extremely dilutive to the present holders of the Common Stock. Discontinuance of the listing of the Common Stock on the Nasdaq SmallCap Market because of the Company's failure to meet the Nasdaq maintenance requirements may adversely impact the Company's ability to obtain future financing. A hearing before a Nasdaq panel on continued listing is scheduled for October 22, 1998.

                       The plan encompasses the following:

 1. A one-year bridge loan of $500,000 from a German investment bank to enable the Company to continue to meet certain obligations while the rest of the plan is being implemented. The lender will receive, as additional consideration, a two-year warrant to purchase 100,000 shares of the Company's Common Stock, $.001 par value ("the Common Stock"), at $1.00 par share. The Lender may, in lieu of receiving interest (at the rate of 12% per annum) at the maturity date, receive a warrant to purchase 25,000 shares of the Common Stock at $1.00 per share.

2. The Company and Shilaat Corp., a New York corporation ("Shilaat"), will enter into an agreement pursuant to which the Company would acquire all of the outstanding shares of capital stock of Shilaat in exchange for $2,800,000 and 6,000,000 shares of the Common Stock. Shilaat is privately owned by Isaac Nussen and George Weisz and its principal asset is the shares of Jarnow Corporation, a New York corporation which is engaged in the wholesale jewelry manufacturing and sales business. Shilaat will have the right to designate a majority of the Board of Directors.



                                      -14-
 3. The Company will sell, pursuant to Regulation D under the Securities Act of 1933, as amended, not less than 250,000 nor more than 300,000 shares of Series B
    Convertible Preferred Stock (the "Series B Shares") at $20 per share or aggregate gross proceeds of $5,000,000 to $6,000,000. The Series B Preferred
   Shares will be convertible into shares of the Common Stock at a conversion prices equal to the lesser of (a) 100% of the average of the closing bid price of the Common Stock during the five trading days preceding the closing date for the sale of the Series B Shares and (b) 80% of the average of the closing bid prices for the five trading days preceding the date of conversion, but in neither (a) nor (b) may the conversion price be below $1.00 per share. The
  Company has been advised that this offering can be closed promptly upon (x)
     execution of the definitive agreement with Shilaat, (y) filing of the Certificate of Designations with respect to the Series B Shares and (z)
      execution of the related documentation with respect to the offering.

     4. The Company will sell to a designee of Windsor Capital Fund IV the outstanding shares of Global in consideration of (a) the surrender of 50,000 shares of the Common Stock, (b) the transfer of 10% of the outstanding shares of Histech, thereby increasing the Company's ownership of Histech from 60% to 70%, and (c) a royalty of 3% of Global's revenues up to a maximum of $500,000.

5. Stockholders' approval through a consent solicitation of (a) the issuance of the shares of the Common Stock to Shilaat or its shareholders, (b) the issuance of the shares of the Common Stock upon the conversion of the Series B Shares and
                            (c) the sale of Global.

       There can be no assurance that the plan will be implemented and, if implemented, implemented as described above and when such implementation will occur.

                           Forward Looking Statements

      This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risk and views with respect to future events and financial performance. Actual results could differ materially from those projected in the forward-looking statements as a result of the Company's ability to obtain adequate additional financing, the Company's ability to implement the plan described above, the uncertainties of new product development and introduction, sales, growth, competitive pressures, uncertainties connected to the Bulgarian economy, and other risks listed from time to time in the Company's periodic reports filed with the Securities Exchange Commission, including, but not limited to, its Annual Report on Form 10-KSB for the fiscal year ended February 28, 1998 (Forward-Looking
                              Statements section).

                                      -15-


                                     PART II
                                OTHER INFORMATION

                           Item 1. Legal Proceedings

       Reference is made to Item 3 of the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1998 (the "Annual Report"). There were no material developments during the quarter ended August 31, 1998 relating to the litigation reported in the Annual Report.

                    Item 6. Exhibits and Reports on Form 8-K

                                  (a) Exhibits

                                      None

                             (b) Reports on Form 8-K

                                      None
                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereinto duly authorized.


                           SECTOR COMMUNICATIONS, INC.
                                  (Registrant)


                  Date: October 20, 1998 By: Andreas O. Tobler
                       -----------------------------------
                      President and Chief Executive Officer