Form 10KSB
period 1999-02-28
SECTOR COMMUNICATIONS INC
filed 2000-04-05
CIK 741012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the year ended February 28, 1999
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [ ]

The issuer had operating revenues of $1,356,368 for the year ended February 28, 1999.

This report contains a total of 70 pages. The Exhibit Index appears on page 68.

As of February 28, 1999, there were 2,695,531 shares of the issuer's common stock outstanding. The aggregate market value of the 2,197,511shares of the issuer's voting stock held by non-affiliates was $511,477 based on the low bid price on that date as reported by the NASD Electronic Bulletin Board. The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares at February 28, 1999, in that such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                           SECTOR COMMUNICATIONS, INC.
                                   FORM 10-KSB
                                February 28, 1999


PART I........................................................................3

ITEM 1.  Business.............................................................3
ITEM 2.  Properties..........................................................17
ITEM 3.  Legal Proceedings...................................................17
ITEM 4.  Submission of Matters to vote of Security Holders...................19

PART II......................................................................19

ITEM 5.  Market for Common Equity and Related Stockholder Matters............19
ITEM 6.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.............................22
ITEM 7.  Financial Statements................................................33
ITEM 8.  Changes In and Disagreements With Accounting and
             Financial Disclosure............................................59

PART III.....................................................................59

ITEM 9.  Directors, Executive Officers, Promoters, and Control
           Persons: Compliance With Section 16(a) of the Exchange Act........59
ITEM 10.  Executive Compensation.............................................62
ITEM 11.  Security Ownership of Certain Beneficial Owners and Management.....63
ITEM 12.  Certain Relationships and Related Transactions.....................64

PART IV......................................................................65

ITEM 13.  Exhibits and Reports on Form 8-K...................................65
SIGNATURES...................................................................67
EXHIBIT INDEX................................................................68

                                     PART I

ITEM 1.       Business

OVERVIEW

Sector Communications, Inc. ("the Company") was incorporated in the state of Nevada on March 19, 1990. The Company had revenues of $1,356,368 for the year ended February 28, 1999.

Sector Bulgaria
---------------
Global Communications Group, Inc. (Global) was incorporated in the state of Texas in 1993. A branch of the company was registered in the Republic of Bulgaria subsequent to the signing of a five (5) year Joint Activity Agreement ("JAA") with Bulgaria's government-owned state telecommunications monopoly, the Bulgarian Telecommunications Company-PLC (the "BTC"), on January 26, 1994. On February 14, 1997, the Company entered into a new ten (10) year JAA with the BTC. As part of this new agreement, a new wholly-owned, Bulgarian subsidiary company, Sector-Bulgaria, EOOD (hereinafter referred to as "Sector BG") was created under which all business is now being done.

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

Services Provided, Markets and Overall Strategy
-----------------------------------------------
Sector Bulgaria currently operates in the Republic of Bulgaria, a country with a population of approximately 8,775,000 and a total area of 110,910 square kilometers (slightly larger than the state of Tennessee). It is well known among tourist operators, having the unique combination of natural resources, historical past, traditional architecture and fine cuisine.

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

Sector BG's customers, present and/or potential, represent the most lucrative market segments: 1) the hotel and resort industry, and 2) business users. Both of these markets demand a high quality of service (QoS) and at the same time are able to afford the higher premiums to procure these services.

Sources and Availability of Materials
-------------------------------------
The materials and vendors necessary for Sector BG to continue operations are available from many sources. Sector BG foresees no shortage of supplies or difficulties in acquiring materials and vendors necessary to conduct its business as presently conducted.

Sector BG relies heavily on its own expertise. Three local and one UK-based subcontractor companies are retained to provide certain technical equipment and services including:

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

Description of the Network
--------------------------
Sector BG has installed five Mitel SX 2000 Light PBXs in five hotels in the cities of Sofia and Plovdiv and has expanded or upgraded most of the remaining PBXs in the remaining hotels to which Sector BG provides service. Call logging and accounting equipment and interfaces to the hotel information systems are provided to every customer. Five PBXs, four Mitel SX 2000 and one Northern Telecom Meridian 1, are connected via optical fiber directly to Sector BG's Concentrator Tandem in Sofia. The remaining hotel customers are temporarily connected by leased local lines awaiting the construction of the optical cable route. Currently, all Sector BG's hotel customer's PBXs retain their traditional interface to the PSTN for local, national, long distance and incoming international calls.

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

Government Regulation  and Operating Agreements
-----------------------------------------------
The telecommunications sector of Bulgaria was initially based on the legal and regulatory framework of the Soviet Union. Under this system, the Ministry of Posts and Telecommunications was given the monopoly over all telecommunications services, including television and broadcasting. Article 16 of the Bulgaria's Constitution stated that "...posts, telegraph, telephones, radio and television...are state property only." The Ministry is responsible for planning and coordinating policies concerning telecommunications services.

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

The CPT sets the development strategy for the telecommunication infrastructure, approves bids, tenders and grants licenses to operating entities. The CPT's stated goal is to drive forward the liberalization of the telecommunications market through licensing and privatization. Bulgaria intends to follow the general recommendations of the European Union's Green Paper on Telecommunications and the Uruguay Round of GATT negotiations regarding liberalization of the telecommunications sector. Bulgaria's government has undertaken a plan to sell through a tender process a controlling interest in the BTC.

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

On February 14, 1997, the Company entered into its a ten (10) year Joint Activity Agreement ("JAA-2") with the BTC to provide an enhanced group of services to its customers. As part of this new agreement, which replaces the original five (5) year JAA, a new, wholly-owned, Bulgarian subsidiary company, Sector-Bulgaria, EOOD (referred to hereinafter as "Sector BG") was created. All business is being done as Sector BG and existing contracts and agreements are being modified to reflect the new operating structure. Ultimately, it is anticipated that all of the assets and liabilities of Global will be assigned to Sector BG.

As a result of the political changes in Bulgaria that took place in the beginning of 1997 the JAA-2 was further amended and coordinated with the new management of the BTC and EBRD to take its final and current form in September 1997. By virtue of this last agreement with the BTC Sector BG acts as an agent of a group of selected customers in their relations with the BTC in the aspect of special access circuits and interconnection, international dialing, call accounting and billing and op[tical cable construction.

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

Competition
-----------
Virtually all markets for telecommunications services are extremely competitive, and the Company expects that competition will intensify in the future. In each of the markets in which it offers telecommunications services, the Company faces significant competition from carriers with greater market share and financial resources. The Company competes in Bulgaria with the government provider, which has historically monopolized the local telecommunications market. A continuing trend toward business combinations and alliances in the telecommunications industry and Bulgaria's move to privatize its telecommunications system may create significant new competitors to the Company. Many of the Company's existing and potential competitors have financial, personnel and other resources significantly greater than those of the Company. Other potential competitors include foreign telephone companies, wireless telephone companies, electric utilities, microwave carriers and private networks of large end users. In addition, the Company competes with equipment vendors and installers and telecommunications management companies with respect to certain portions of its business.

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

Dependence on major customers
-----------------------------
The Company currently provides services to a limited base of 9 customers and therefore relies heavily on the business from each. Sector BG's five largest customers accounted for greater than 80% of total revenues for the year ended February 28, 1999. No single customer, however, accounted for more than 50% of all revenues generated. Sector BG is actively working to retain its customer base and diversify the types of services that it provides in order to reduce the dependence on any single customer or type of service.

Tariffs
-------
The tariff structure of the BTC is slowly undergoing changes that are trying to reflect the transition to a market economy while still providing social credit to subscribers with poor financial status, which constitutes the majority of the telecommunications users in Bulgaria. Tariffs, both international and domestic are approved by the government and are defined in the local currency the Bulgarian Leva. The Leva exchange rate has been pegged to the German Mark (on a 1:1 basis) and has such the previous wide fluctuations in the value of the currency have been reduced to the stable level afforded by the Mark. This stability has been established by a currency control board that was mandated by an agreement between the government of Bulgaria and the International Monetary Fund.

Employees
---------
At February 28, 1999, Sector BG had approximately 9 full time employees in Bulgaria. The technical staff consists of three highly qualified system engineers and a service technician that perform network planning and engineering, as well as the maintenance functions of Sector BG's Network facilities and the five hotel PBXs. Sector BG uses independent contractors for cable construction, call logger installation and for other functions as necessary. Three employees are responsible for customer billing and accounting. The remainder of the employees perform administrative and logistical tasks.


Sector Communications AG
------------------------

As of February 28, 1999, Sector has reduced by 100% the total amount of goodwill carried on its balance sheet with respect to its investment and interest in HIS/Ideous. Please see item 6, Management Discussion and Analysis, for further information concerning HIS/Ideous. Any reading of the descriptive material herein with respect to HIS/Ideous must be read in context of such a write-down of the asset.

NOTE: All references in this filing either to Histech or Ideous refer to the same entity and products. The trade name of Histech has been changed to Ideous with no effect on the ownership of the company or products resulting from such change

On July 31, 1996, the Company acquired 100% of the outstanding capital stock of Sector Communications AG ("Sector AG") from Murray Services, Ltd. ("Murray") for the purpose of holding the equity interests acquired by the Company in Switzerland, namely HIS Technologies AG and Mountain Software AG. At the time that Sector AG was acquired it had neither assets nor liabilities. Sector AG now holds the Company's equity investment in Histech, however, it currently has no operating budget, revenues nor employees.


HIS Technologies AG, Mountain Software AG
-----------------------------------------
On August 12, 1996 Sector entered into a Definitive Agreement with the shareholders of Histech (now known as Ideous effective January 1999) and Mountain Software AG ("Mountain") whereby the Company's wholly owned subsidiary, Sector AG, would acquire 80% of the capital interest in Histech and 100% of Mountain.

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

As compensation for services performed in this transaction, the Company issued 1,250,000 shares of common stock and warrants for the purchase of 1,250,000 shares of common stock at an exercise price of $0.79 per share, expiring three years from the date of issue, to KAV Kapitalangleger Verlag AG ("KAV").

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

As of February 28, 1999, the full amount of the one million dollars had been funded as agreed and the total number of DBE shares held in escrow has been transferred to Peacetime.

OVERVIEW

HIS Technologies AG (hereinafter interchangeably "Histech" or "Ideous") is a Swiss corporation founded in 1996. Histech is an independent software vendor that develops and markets enterprise automation software solutions for managing distributed computer systems in multivendor, multiplatform computing environments.

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

Market
------
Over the last 25 years, systems management has evolved from simply monitoring resource usage in a single mainframe to automated management of client/server applications across the information system enterprise. This includes the monitoring and management of mainframes, servers, networks and applications from disparate vendors across a myriad of platforms.

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

Products
--------
Histech's initial products operated only with the OpenVMS operating system. Histech's future success will depend, in significant part, on its ability to develop new features and functionality for existing products and port its products to and distribute products for other operating systems, such as Microsoft Windows NT and Unix. There can be no assurance that Histech's current and future porting efforts will be successful.

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

Customer Support and Product Maintenance
----------------------------------------
Histech offers product maintenance, which includes maintenance and updating of product capabilities to accommodate changes in a customer's hardware and software. An initial period of one year of maintenance is included in all of Histech's software licenses after which Histech offers optional maintenance renewals. Histech also provides extensive computer-supported problem solving capabilities over the telephone for its customers as part of their maintenance contracts. Histech believes that support of its customers and products is very important, and it continually attempts to improve its support systems and techniques.

Consulting, Education and Computer Services
-------------------------------------------
Consulting and educational services with regard to the application of Histech products are provided to customers on a fee basis.

Marketing and Customers
-----------------------
Histech sells its products in Switzerland and in the Benelux countries through its own internal sales force. In the rest of Europe and in North America, Histech's products are sold through its distributor channels.

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

Competition
-----------
The computer software industry is highly competitive. There are many larger software vendors that have substantially greater financial and technical resources than Histech; in the future, these companies may develop and market products similar to those offered by Histech. Competitive products are currently offered by a number of independent software companies. The most important consideration for customers of systems and network management software are product and product line capability, integration, on-going product enhancement, ease of installation and use, reliability and quality of technical support, documentation and training, name recognition, vendor experience and stability, and, to a lesser extent, price. The Company believes that it competes favorably in these areas although the dynamic nature of the software industry could quickly place Histech and its products at a competitive disadvantage.

Research and Development
------------------------
The computer hardware and software industries are characterized by rapid technological change, which requires a continuing high level of expenditures for the development and maintenance of software products. It is customary for modifications to be made to a software product as experience with its use grows or as changes in manufactures' hardware and software so require.

Proprietary Rights
------------------
Histech relies on confidentiality and non-competition agreements with its employees in order to protect its proprietary know-how and employs various methods to protect the software, concepts, ideas and documentation of it proprietary technology. Such methods, however, may not afford complete protection, and there can be no assurance that others will not independently develop similar know-how or obtain access to Histech's know-how or software, concepts, ideas and documentation. Histech does not sell or transfer title to its products to customers. The products are licensed on a "right-to-use" basis pursuant to a perpetual license, which is nontransferable and restricts use of the products to the customer's internal purposes on specified computers at specified sites.


Mining Exploration/Krissos Resources, Inc.
------------------------------------------
Effective May 31, 1996, the Company transferred certain assets, liabilities and obligations of its gold business to Krissos Resources, Inc. ("Krissos"), a newly formed, wholly owned subsidiary of the Company. Historically, the Company's principal activities have been conducting surface and exploration drilling on its gold exploration projects located in Idaho.

The Company has ceased entirely all mining exploration operations and has relinquished any rights or title it may have had to previous mining claims. No value has been retained on the Company's Balance sheet with respect to the mining exploration activities or equipment.

Employees
---------
At February 28, 1999, the Company, in addition to the staff employed by its subsidiaries, had no full-time and two part-time employees. The Company uses independent contractors and consultants, as necessary.

Principal Office

The Company is a Nevada corporation with its executive offices located at 7601 Lewinsville Road, Suite 250, McLean, Virginia 22102. Its telephone number is
(703) 761-1500.

ITEM 2.   Properties


Office Facilities
-----------------
At February 28, 1999, the Company leased the following facilities:

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

At April 30, 1998, the Company's subsidiaries leased the following facilities:

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


ITEM 3.       Legal Proceedings

On November 8, 1996, Symark International, Inc. ("Symark") filed a complaint against Ideous and its managing director, Robert Scherpenhuijzen, in the Superior Court of the State of California for the County of Los Angeles. On December 3, 1996, the action was removed to the United States District for the Central District of California. On March 21, 1997, the District Court granted Ideous' motion to dismiss the action for improper venue on the ground that the forum selection clause in the contract between Ideous and Symark specified the courts of the Canton of Zurich, Switzerland for the resolution of disputes between Ideous and Symark. On April 18, 1997, Symark served notice of its appeal to the Ninth Circuit of Appeals of the dismissal of its lawsuit. The appeal is now pending before the Ninth Circuit.

The focus of this case thus far has been on the procedural issue whether the case should be dismissed for improper venue because of the forum selection clause. The lawsuit arose from disputes between Ideous and Symark concerning their respective rights and obligations under the License and Reseller Agreement dated August 1, 1995 between them (the "Agreement"). Symark contended that Ideous had attempted to engage Symark in "unfair and unlawful acts and practices and unfair competition" with Ideous and another distributor, Raxco, and also had made disparaging remarks to Symark's customers. Ideous' position is that Symark's allegations are baseless, and that Symark has breached the Agreement, primarily by failing to pay license fees and by representing Ideous' products as Symark's own. Ultimately, Ideous terminated the Agreement. Symark sought to recover unspecified damages and believes the damages are in excess of $50,000. The Company strongly believed that there is no merit to the allegations in the Symark complaint and intended to vigorously defend itself in this action.

In December 1999, each party to the actions agreed to withdraw all pending actions against the other parties.

On February 7, 1997, Alfred Hasler, Adrian Stanga, Lucie Vonesch and Lloyd Kim, as plaintiffs, instituted an action in the Superior Court of California, County of Santa Clara, against S. Allan Kline, a former director of the Company (until January 17, 1997), Biomyne, Inc. ("Biomyne"), Biomyne Technology Company
("BTC"), Aurtex, Inc. ("Aurtex"), the Company, Biomyne Exploration Company ("BEC"), Biomyne North Company ("BNC"), San Jose National Bank, Hugo Wyss and currently unknown defendants. The Company, however, did not become aware of the action until March 11, 1998 and has engaged California counsel to defend it. In the complaint the four plaintiffs allege that they are limited partners of BEC and, in the case of Mr. Hasler, also a limited partner of BTC, and that their sixteen causes of action (of which four include Sector as a defendant) arise from their investments on one or both limited partnerships. In the third cause of action, plaintiffs allege that in 1989 BEC solicited limited partnerships interests and represented that the funds would be used for drilling for gold on BEC claims in Nevada and instead diverted the funds to BNC for the development of BNC's claims in Idaho. Plaintiffs, who allegedly invested $300,000 in BEC, seek $3,000,000 in damages for the benefits and profits they were not able to derive from the Idaho claims. Plaintiffs allege earlier in the complaint and in the fourth cause of action that Biomyne sold the Idaho claims to Aurtex, which they believe was acquired by the Company, but in fact is the Company by its former name as correctly alleged in the seventh cause of action. In the fourth cause of action, plaintiffs are seeking over $3,000,000 in damages as the value of the shares in the Company to which they believe they are entitled. In the seventh cause of action, plaintiffs seek punitive damages for not delivering the shares to them. In the fourteenth cause of action, the plaintiffs seek damages for not delivering the shares to them. In the fourteenth cause of action, the plaintiffs seek damages in excess of $3,000,000 plus punitive damages as a result of the defendants intentionally not delivering the shares resulting from the transfer by Biomyne to the Company. The Company, on June 2, 1998, answered the complaint denying any liability and pleading twelve affirmative defenses. Based on its current knowledge, management is of the opinion that, if any liability can be established by the plaintiffs, it is that of the other defendants and not that of the Company.

The complaint was dismissed without prejudice as to the Company in February 2000. Motions by the Company are currently pending requesting fees and costs incurred in defending this action.

Plaintiffs have filed a motion for sanctions, which is currently pending. The Company expects to withdraw its motion in exchange for a dismissal with prejudice and withdrawal of Plaintiffs' motions, in accordance with a written representation by Plaintiffs' counsel dated March 31, 2000.

During the 3rd quarter of 1997, an action was filed by the Lodestone Group Inc. ("Lodestone") in the District Court of Arapahoe County, Colorado. The suit claims approximately $42,000 is owned to Lodestone by the Company for work performed pursuant to a contract between Lodestone and the Company wherein Lodestone was to manage the administration of various exploratory activities with respect to the mining claims of the Company in Idaho. The amounts billed are, in the belief of the Company, far in excess of the contractually stipulated amount and that there was no corporate authorization for any additional work to be performed by Lodestone. In the opinion of management, the suit is without merit and its outcome will have no materially adverse impact on the Company. The amounts billed have been included in accounts payable as of February 20, 1999 and 1998. Judgment was rendered against the Company for approximately $42,000, plus costs and fees, in September 1998. The parties settled for $15,000 on March 30, 2000.

A former employee of Ideous filed suit against Ideous for wrongful termination. Judgment was entered against Ideous in the amount of $110,850. An appeal is pending. The full amount has been accrued in the financial statements.

Svensson vs. Sector Communications, Inc. was filed in U.S. District Court for the Eastern District ov Virginia, Case Number 98-1751-A. The case alleged that broker fees were due in connection with a financing transaction. The plaintiff sought $1,750,000 in monetary damages and 400,000 shares of stock.

USIS International Capital Corp. vs. Sector Communications, et al. was filed in the Supreme Court of New York in August 1998. The plaintiff alleged that a former officer and director had engaged in breach of contract, fraud, misrepresentation, insider trading and stock manipulation. The plaintiff is seeking $2,500,000 in monetary damages. The suit by USIS has been dismissed with prejudice at no cost to the Company.

ITEM 4.       Submission of Matters to vote of Security Holders

No matters were brought to a vote of the Security Holders during the quarter ended February 28, 1999.


                                     PART II

ITEM 5.       Market for Common Equity and Related Stockholder Matters

Price Range of Common Stock
---------------------------
The Company's common stock traded on the NASDAQ Small Cap Market until December 3, 1998 when it was delisted. Since that time, it has traded on the NASD Electronic Bulletin Board under the symbol "SECT". The following table sets forth the high and low bid price for each quarter of the last two years.

The quotations represent prices between dealers in securities, do not include retail markup, markdowns or commissions and may not necessarily represent the actual transactions.

         Quarter Ended                      High       Low
         -------------                      ----       ---
         February 28, 1999                  0.28       0.21
         November 30, 1998                  0.84       0.62
         August 31, 1998                    1.46       1.40
         May 31, 1998                       2.00       2.62

         February 28, 1998                  2.62       2.62
         November 30, 1997                  4.68       4.68
         August 31, 1997                    10.93      9.37
         May 31, 1997                       21.87      18.75



Approximate Number of Equity Security Holders
---------------------------------------------
At Febuary 28, 1999 there were approximately 331 active holders of record of the Company's common stock. The Company believes that many additional holders of the Company common stock are unidentified because their shares are held by brokers in nominee accounts or "street name". The number of beneficial owners holding stock in nominee or "street name" is estimated by the Company to be approximately 750 .

Reverse Stock Split
-------------------
On , July 22, 1997, the Board of Directors of the Company adopted a resolution authorizing amendments to the Company's Amended and Restated Articles of Incorporation approving a reverse split of the Company's outstanding Common Stock, par value $0.001 per share on the basis of one new share of common stock of the Company for each 40 shares of outstanding Common Stock. The amendment was approved at the Annual Meeting of Stockholders held on October 21, 1997. This action did not change the par value of the common stock of $0.001 per share or the number of authorized shares of the common stock.

On November 18, 1997, the Board authorized a reverse stock split of the Common Stock of one share for every 1.25 outstanding shares. The par value of the Common Stock did not change, but the number of authorized shares was reduced from 50,000,000 to 40,000,000. The two reverse stock splits, which had the combined effect of a 1 for 50 reverse stock split, as well as the reduction of the authorized shares, became effective with the filing of an amendment in Nevada on December 2, 1997

The Company has not paid cash dividends on its common stock and presently has no intentions to do so. The Company expects to retain any future earnings to fund operations for the foreseeable future.

Recent Issuance of Common Stock
-------------------------------
On January 5, 1998, FT Trading, based in London, England, purchased 250 shares of the Company's Series A 8% Convertible Preferred Stock, $.001 par value (the "Series A Preferred"), for $250,000 in a private placement pursuant to Regulation S under the Securities Act of 1933, as amended (the "Securities Act"). Concerned that the holder of the shares of the Series A Preferred may have been selling shares of the Common Stock, thereby lowering the market price of the Common Stock, on March 18, 1998, the Company gave the holder notice of its intention to redeem on April 2, 1998 all 250 shares of the Series A Preferred for $312,500, which action terminated the holder's right to convert. In lieu of the redemption, Firstimpex, based in Geneva, Switzerland, purchased the 250 shares of the Series A Preferred from FT Trading for the redemption price on the condition that the Company restore the conversion right and issue to Firstimpex 375,000 shares of Common Stock, which issuance was effected on April 5, 1998 simultaneously with the restoration of the conversion right. On the same day, Firstimpex converted 165 shares of the Series A Preferred into 366,665 shares of the Common Stock based on a conversion price of $0.45 per share. On May 13, 1998, Firstimpex converted the remaining 85 shares of the Series A Preferred into 300,220 shares of Common Stock based on the alternative conversion price of $0.283125 per share, which represented the average of the closing bid prices during the five trading days preceding the conversion date.

In connection with the sale of its 6% convertible debentures, the Company issued 150,000 shares of Common Stock to each of two purchasers.

The Company issued 126,530 shares of Common Stock to retire $39,014 of debt owed to a related party.

On January 25, 1999, the Company and five Director/Officers of the Company agreed that the Company would issue 2,425,000 shares to these individuals as payment for services rendered to the Company. The shares, when issued, will be valued at $97,000. This liability has been reflected in the financial statements at February 28, 1999.

Issuance of Convertible Debentures
----------------------------------
On April 15, 1998, the Company sold $500,000 in principal amount of its 6% Convertible Promissory Notes due July 30, 1999 (the "Notes") pursuant to Regulation S under the Securities Act for net proceeds of $430,000. In addition, the two purchasers, Amex Corp. Limited and Danvers Investment Corp., each a British Virgin Island corporation, with an address in Zurich, Switzerland, each received 150,000 shares of Common Stock. These shares have been valued at $255,000 and are recorded as discount on debt in the financial statements. The discount is being amortized over the life of the notes. Upon conversion, any unamortized discount attributable to the conversion amount is charged to additional paid in capital.

Effective May 26, 1998, each holder has the full right to convert its Note in the principal amount of $250,000, plus accrued interest (at the rate of 6% per annum), in whole or in part, into shares of Common Stock at a conversion price equal to the lesser of (1) $2.98 (which was 80% of the closing bid prices of the Common Stock on April 15, 1998) or (2) 80% of the average closing bid prices of the Common Stock for the five trading days immediately preceding the conversion date.

During the year ended February 28, 1999, the holders of the notes elected to convert an aggregate of $236,048 principal amount of notes into 4,386,000 shares of common stock. Unamortized discount amounting to $99,144 has been charged to additional paid in capital upon conversion.


ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Sector includes certain estimates, projections and other forward-looking statements in its reports, presentations to analysts and others and other material disseminated to the public. There can be no assurance as to future performance and actual results may differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements include: (i) the effects of vigorous competition in the markets in which Sector operates; (ii) the cost of entering new markets necessary to provide products and services; (iii) the impact of any unusual items resulting from ongoing evaluations of Sector's business strategies; (iv) requirements imposed on Sector and its competitors by the Bulgarian Telecommunications Company (BTC); (v) unexpected results of litigation filed against Sector; and (vi) the possibility of one or more of the markets in which Sector competes being affected by variations in political, economic or other factors such as monetary policy, legal and regulatory changes or other external factors over which Sector has no control.

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

As discussed below, the software sales and maintenance revenues of its subsidiary, HIS Technologies, AG, (HIS) have declined significantly. HIS, in the opinion of Sector management, does not have sufficient capital available to it to meaningfully continue its operations in the foreseeable future. Sector will not make available to HIS any additional capital nor commit to seek on behalf of HIS such additional capital. We have encouraged the management of HIS to pursue third-party sources for such capital with the understanding that we will consider any meaningful offers from others to facilitate the investment by them of such capital into HIS. Such an investment source, if one were available, would undoubtedly insist upon a substantial dilution of the ownership position which Sector maintains in HIS. There can be absolutely no assurance that such a possible source of capital for HIS will be found and, consequently, we expect that the continued operation of HIS as a viable entity is in jeopardy.

Any substantial decrease in Sector's revenues will materially and adversely affect its operating results because most of Sector's manpower and other expenses are fixed and cannot be adjusted rapidly to compensate for a substantial decrease in revenues.

RESULTS OF OPERATIONS

The year ended February 28, 1999 Compared to the year ended February 28, 1998

Telecommunication Revenue - Sector earns all of its telecommunications revenue from Sector BG (i) providing direct-dial services for international long distance calls to a select group of hotels and resorts in the cities of Sofia and Plovdiv in Bulgaria; (ii) from the sales, integration, installation, and maintenance of customer-owned digital phone systems (primarily through its distributor agreement with Mitel); and (iii) from usage-based percentages of Sector BG-owned digital phone systems through shared revenue agreements with some of its customers.

Sector's telecommunications revenue decreased by $218,592 or 25.1% from 871,097 for the year ended February 29, 1998 ("fiscal 1998") to $652,505 for fiscal 1999. The reduction in revenue was the result of the general recession occurring in Bulgaria as well as the loss of a portion of the customer base previously maintained.

Software Sales and Maintenance - Sector's software sales and maintenance revenue decreased by $968,583 or 57.9% from $1,672,446 for fiscal 1998 to $703,863 for fiscal 1999 (all figures are net of payments to third party distributors). The decrease in sales for fiscal 1999 was attributable to the lack of capital available to HIS to (1) fund an adequate level of sales and marketing expense and (2) fund the software and development expense necessary to upgrade existing product lines or to develop new applications.

Histech utilized the services of software distributors for the sales of its products in geographic regions which it has no sales force. During fiscal 1998, approximately 75% of its sales were generated by software distributors.

Costs of Sales - The Cost of Sales of Sector decreased by $660,628 or 53.3% from $1,238,944 for fiscal 1998 to $578,316 for fiscal 1999. Most of the decrease was attributable to the decrease in costs associated with the distribution and sale of the Histech's HIS new software products caused by the substantial decrease in the revenues associated with such sales..

Software Development Costs - Software development costs consisted primarily of salaries, related benefits, consultants fees and other costs. Sector's software development costs decreased by $248,663 or 34.2% from $727,226 for fiscal 1998 to $478,563 for fiscal 1999. The decrease was attributable to the lack of available capital to HIS to adequately fund its software development needs. Management believes that a significant level of software development costs will be required by Histech to remain competitive and expects such costs will increase in the future if the funding for such increased costs is available to Sector.

Operating Expenses- Operating expenses consisted primarily of personnel costs, including salaries, benefits and bonuses and related costs for management, finance and accounting, legal and other professional services. Total operating expenses of Sector decreased by $1,381,554 or 44.2% from $3,127,864 for fiscal 1998 to $2,138,927 for fiscal 1999. These reductions in operating expenses are expected to continue inasmuch as Sector has substantially reduced its corporate overhead expenses. Additionally, the HIS-related operating expenses have been substantially reduced. To continue to operate Sector at the currently reduced level of operating expenses may severely impact the ability of Sector to continue as a viable on-going concern.

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

Management expects Sector's general and administrative costs, exclusive of any addition of new employees, to remain at or below the levels experienced in fiscal 1999.

Interest Expense - Interest expense for fiscal 1999 increased by $142,614 as compared to the expense in fiscal 1998. The increase in interest expense was primarily result of the issuance of convertible debentures early in fiscal 1999 as described elsewhere in this report.

Management expects that interest expense could increase in the future to the degree Sector borrows funds in order to finance any continuing operating cash flow deficits and implements any capital expenditure plans.

Gold Exploration Costs and Activities - In connection with the change in Sector's strategic direction, Management had previously decided to curtail any future gold exploration activities and has relinquished any rights it may have previously had to its mining claims.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 1999, the Company financed Sector's  operations  primarily through
(i) funds it received from the sale of securities in offshore private placements in accordance with Regulation S of the Securities Act for net sales proceeds of $430,000 (see the sections "Recent Issuances of Common Stock" and "Issuance of Convertible Notes" in Item 5 to this Report) and (ii) sales revenue generated from the Company's subsidiaries.

Sector has in the past and is currently experiencing negative cash flow from operations. The funding of future operations will require further infusions of capital.

If additional funds are raised by the Company through the issuance of equity securities, securities convertible into or exercisable for equity securities, or an equity securities exchange, the percentage ownership of the then current stockholders of the Company will be reduced. The Company may issue preferred stock with rights, preferences or privileges senior to those of the Common Stock. Although discussions are on-going with various potential sources of additional capital, There can be no assurance that the Company will be successful in its efforts to obtain adequate capital nor if any such additional capital is made available to the Company that it will be on terms and conditions that are not extremely dilutive to the present holders of the Common Stock. Discontinuance of the listing of the Common Stock on the Nasdaq Small Cap Market has occurred. Sector is currently listed on the NASDAQ Over the Counter Electronic Bulletin Board. (see the section "Nasdaq Listing" in Item 5 to this Report) may adversely impact the Company's ability to obtain future financing. Sector had no commitments for material capital expenditures as of February 28,1999.

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

The process of porting existing products and product enhancements to, and developing new products for, new operating systems requires a substantial capital investment, the devotion of substantial employee resources and the cooperation of the owners of the operating systems to which the products are being ported or developed. For example, the added focus on porting and development work for the Windows NT market has required, and will require, Sector to hire additional personnel with expertise in the Windows NT environment as well as devote its engineering resources to these projects. The diversion of engineering personnel to this area may cause Sector to be delayed in its other product development efforts. Furthermore, operating system owners have no obligation to assist in these porting or development efforts and may instead choose to enter into agreements with other third party software developers or internally develop their own products. In particular, the failure to receive a source license to certain portions of the operating system, either from the operating system owner or a licensee thereof, would prevent Sector from porting its products to, or developing products for, such operating system. There can be no assurance that Sector's current or future portingefforts will be successful or, even if successful, that the operating system to which Sector elects to port to or develop products will achieve or maintain market acceptance. The failure of Sector to port its products to new operating systems or to select those operating systems that achieve and maintain market acceptance could have a material adverse effect on Sector's business, operating results and financial condition.

Risks Associated With International Operations. International revenue (from sales outside the United States and Canada) accounted for a significant percentage of Sector's total revenues for fiscal 19998. Management believes that Sector's success depends upon continued expansion of its international operations. Sector currently has sales offices in Bulgaria ,and Switzerland and Benelux and product development groups in Switzerland and the United Kingdom. Sector has resellers in North America and Europe.Any iInternational expansion may require Sector to establish additional foreign offices, hire additional personnel and recruit additional international resellers. This may require significant management attention and financial resources and could adversely affect Sector's operating margins. To the extent that Sector is unable to effect these additions efficiently and in a timely manner, its growth, if any, in international sales will be limited, and its business, operating results and financial condition could be materially and adversely affected. There can be no assurance that Sector will be able to maintain or increase international market demand for its products. Sector, as noted earlier cannot and will not expand or contribute further to any maintenance of the operations of its HIS subsidiary in Switzerland.

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

Sector's future financial performance will depend in large part on the continued growth in the number of companies adopting systems management solutions for their client/server computing environments. There can be no assurance that the market for storage management software and services will continue to grow. If the systems management software and services market or the long-distance access market fails to grow or grows more slowly than Sector currently anticipates, or in the event of a decline in unit price or demand for Sector's systems management products orthe growth of its telecommunications service businesss in Eastern Europe as well as its ability to expand horizontally the scope of its business activities in that region, as a result of competition, technological change or other factors, Sector's business, operating results and financial condition cwould be materially and adversely affected.. During recent years, segments of the computer industry have experienced significant economic downturns characterized by decreased product demand, production over capacity, price erosion, work slowdowns and layoffs. Sector's financial performance may, in the future, experience substantial fluctuations as a consequence of such industry patterns, general economic conditions affecting the timing of orders and other factors affecting capital spending. There can be no assurance that such factors will not have a material adverse effect on Sector's business, operating results and financial condition.

Rapid Technological Change and Requirement for Frequent Product Transitions. The market for Sector's products is characterized by rapid technological developments, evolving industry standards and rapid changes in customer requirements. The introduction of products embodying new technologies, the emergence of new industry standards or changes in customer requirements could render Sector's existing products obsolete and unmarketable. As a result, Sector's future success will depend upon its ability to continue to enhance existing products, respond to changing customer requirements and develop and introduce, in a timely manner, new products that keep pace with technological developments and emerging industry standards. Customer requirements include, but are not limited to, product operability and support across distributed and changing heterogeneous hardware platforms, operating systems, relational databases and networks. For example, as certain of Sector's customers start to utilize Windows NT or other emerging operating platforms, it will be necessary for Sector to enhance and port its products or develop new products to operate on such platforms in order to meet these customers' requirements. There can be no assurance that Sector's products or services will achieve market acceptance or will adequately address the changing needs of the marketplace or that Sector will be successful in developing and marketing enhancements to its existing products or new products incorporating new telecommunication technology on a timely basis. Sector as in the past experienced delays in the development of its products telecommunications services and there can be no assurance that Sector will not experience further delays in connection with its current product developmentservice offering or future service development activities. If Sector is unable to develop and introduce new products, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements, Sector's business, operating results and financial condition will be materially and adversely affected. Because Sector has limited resources, Sector must restrict its product business development efforts and its porting efforts to a relatively small number of products and operating systemsservices. There can be no assurance that these efforts will be successful or, even if successful, that any resulting products or operating systems will achieve market acceptance.

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

Dependence on Proprietary Technology; Risks of Infringement. Sector's success depends upon its proprietary technology. Sector will rely on a combination of copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect its proprietary rights. Sector does not have any patents material to its business and has no patent applications filed. As part of its confidentiality procedures, Sector will generally enter into non-disclosure agreements with its employees, distributors and corporate partners, and license agreements with respect to its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use Sector's products or technology without authorization, or to develop similar technology independently. Policing unauthorized use of Sector's products is difficult and although Sector is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. Sector will make source code available for certain of its products and the provision of such source code may increase the likelihood of misappropriation or other misuses of Sector's intellectual property. In selling its products, Sector will also rely in part on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, effective protection of intellectual property rights is unavailable or limited in certain foreign countries. There can be no assurance that Sector's protection of its proprietary rights including any patent that may be issued, will be adequate or that Sector's competitors will not independently develop similar technology, duplicate Sector's products or design around any patents issued to Sector or other intellectual property rights.

Sector is not aware that any of its products infringes the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim such infringement by Sector with respect to current or future products. Sector expects that software product developers will increasingly be subject to such claims as the number of products and competitors in Sector's industry segment grows and the functionality of products in the industry segment overlaps. Any such claims, with or without merit, could result in costly litigation that could absorb significant management time, which could have a material adverse effect on Sector's business, operating results and financial condition. Such claims might require Sector to enter into royalty or license agreements. Such royalty or license agreements, if required, may not be available on terms acceptable to Sector or at all. If such agreements are entered into they could have a material adverse effect upon Sector's business, operating results and financial condition.

The year 2000 risk is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. As a result, computer systems and/or software used by many companies and governmental agencies may need to be upgraded to comply with year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities.

Based upon an internal assessment, the Company believes that its software programs, both those developed internally and purchased from material outside vendors, are year 2000 compliant. The Company began assessing its state of year 2000 readiness during or before July, 1999; this included reviewing the year 2000 compliance of the following:

  - Currently used "shelf software" (software from retail outlets)
  - Third party software vendors
  - Third party hardware vendors

The Company will continue to require its vendors of material hardware and software to provide assurances of their year 2000 compliance.

To date, the Company has not incurred significant expenses in identifying and evaluating year 2000 compliance issues. Review of the Year 2000 issues was undertaken by current directors at no charge to the Company. At this time, the Company does not possess the information necessary to estimate the potential costs of future revisions to software relating to any of the operations of its subsidiary companies, meaning the foreign operations referenced in this filing. Neither does the Company possess the necessary information to evaluate whether the replacement of third-party software, hardware, or services (if any) are mandated because they are non-year 2000 compliant. Although the Company believes that its software programs are either already year 2000 compliant or will be within a reasonable time, failure to identify non year 2000 compliant software could have a material and adverse effect on the company's business, results of operations, and financial condition.

The Company is not currently aware of any significant year 2000 compliance problems relating to software systems used by it that would have a material and adverse effect on business, results of operations, and financial condition. However, there can be no assurance that the company will not discover year 2000 compliance problems in its third-party software that might require a substantial investment to correct. The Company's potential inability to fix such hardware or software on a timely basis could result in lost revenues, increased operating costs, and other business interruptions, any of which could have a material and adverse effect on the company's business, results of operations, and financial condition.

Failure to adequately address year 2000 compliance issues in the Company's proprietary software or third-party software could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend. In addition, there can be no assurance that utility companies, Internet network companies, Internet access companies, third-party service providers and others outside the Company's control will be year 2000 compliant. The failure by these entities to be year 2000 compliant could result in a systemic failure beyond the Company's control including, for example, a prolonged Internet, telecommunications or electrical failure, which could also prevent the Company's subsidiaries from providing services. Such failure would have a material and adverse effect on the company's business, results of operation, and financial condition.

Contingency Plan
----------------
Although the Company continues to evaluate its software for possible year 2000 compliance issues, the company believes that its software programs (purchased from material outside vendors), are already year 2000 or will be within a reasonable time. Therefore, the Company does not have a formal contingency plan for a major Year 2000 problem. The Company's inability to locate or correct a significant year 2000 problem, if one exists, could result in an interruption in or a failure of certain normal business activities or operations. Additionally, Year 2000 problems may affect subsystems of the Company's subsidiaries and the networks of such subsidiaries and such failure could cause customers to seek alternate providers for Internet access. This could require the Company to incur significant unanticipated expenses to remedy and could divert the Company management's time and attention, either of which could have a material and adverse effect on business, results of operations and financial condition.

To date the Company has not experienced any problems resulting from Year 2000 computer issues; any such issues were resolved prior to January 1, 2000.

Sector's Officers and Directors have spent the last two years working on legal cases brought against the Company by actions of previous board members and Officers. Almost all litigation has been terminated.

In, or about  September  1998,  Andreas  Tobler became  President and CEO of the
Company. In December, 1998, Mohamed A. Hadid was elected Chairman of the company. James T. Zelloe was elected secretary.

The board of Directors consisted of Theodore J. Georgelas, Geoffrey Button, Dennis Nebbe, James T. Zelloe, Andreas Tobler, Jeff Shear, and Mohamed A. Hadid.

In early to mid-1998, some members of the Board were working with the general counsel of the company on a proposed merger of the company with a jewelry organization in New York. Their efforts collapsed, the Company was removed from the Nasdaq small cap market list and placed in the Nasdaq Bulletin Board. Dennis Nebbe resigned from the Board of Directors. Shortly thereafter, Jeff Shear resigned.

From late 1998 until the present, the Officers and the Board have been operating the Company with extremely limited funds. In January, 1999, the Board of Directors and Officers determined it was in the best interest if the Company to preserve funds for litigation expenditures and other necessary expenses to keep the Company as a functioning entity. The Board decided it was in the best interest of the Company to pay the Officers and Directors with options for Common stock, with the hope that the company could resolve all of the litigation against it, and move into the future. Other than the officers, there were no employees or other office staff working on the company's matters.



ITEM 7.       Financial Statements

                          Index to Financial Statements


Independent Accountant's Report..........................................34
Financial Statements
       Balance Sheets....................................................35
       Statements of Operations..........................................36
       Statements of Stockholder's Equity................................37
       Statements of Cash Flows..........................................39
       Notes to Financial Statements.....................................41

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS
SECTOR COMMUNICATIONS, INC.:

We have audited the accompanying consolidated balance sheets of SECTOR COMMUNICATIONS, INC. of February 28, 1999 and 1998, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SECTORCOMMUNICATIONS, INC. as of February 28, 1999 and 1998, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the financial statements, the Company has suffered recurring losses from operations and its limited capital resources raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                  MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                  Certified Public Accountants



New York, New York
March 27, 2000

                           SECTOR COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEET
                                  FEBRUARY 28,

                                                        1999             1998
                                                    -----------     ------------
           ASSETS
CURRENT ASSETS
    Cash and Cash Equivalents                       $   181,877     $   128,911
    Accounts Receivable, net of provision for
     doubtful accounts of $17,000 and $38,097           494,563         501,010
    Notes Receivable                                       --           125,000
    Prepaid Expenses                                     22,343          45,646

Total Current Assets                                    698,783         800,567
                                                    -----------     ------------

PROPERTY AND EQUIPMENT                                2,145,722       2,211,317
    Accumulated Depreciation                         (1,696,918)     (1,476,444)
                                                    -----------     ------------
    Net Book Value                                      448,804         734,873
                                                    -----------     ------------
OTHER ASSETS
    Intangible Assets, net                                    -       4,974,345
    Other Assets                                         22,581               -
    Deposits                                             28,041          42,482
                                                    -----------     ------------
       Total Other Assets                                50,622       5,016,827
                                                    -----------     ------------
       TOTAL ASSETS                                 $ 1,198,209    $  6,552,267
                                                    ===========    ============

           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts Payable and Accrued Expenses           $ 1,797,216    $  1,609,711
    Debentures Payable, Net of Discount
     of $56,309                                         207,643               -
    Deferred Revenue                                    335,105         298,419
    Due to Related Parties                              182,891         315,785
                                                    -----------     ------------
       Total Current Liabilities                      2,522,855       2,223,915
Rent Deposit                                             12,248          12,248
                                                    -----------     ------------
       TOTAL LIABILITIES                              2,535,103       2,236,163
                                                    -----------     ------------

Commitments and Contingencies

STOCKHOLDERS' EQUITY
    Preferred Stock, $.001 par value;
     5,000,000 shares authorized, no
     shares issued and outstanding                            -               -
    Preferred Stock, Series A $.001 par value,
    and 250 shares issued and outstanding                     -               -
    Common Stock, $.001 par value; 40,000,000
     shares authorized 10,922,655 and
     4,589,810 shares issued and outstanding             10,923           4,590
    Additional Paid-in Capital                       14,185,622      13,726,037
    Accumulated Deficit                             (15,364,474)     (9,244,613)
    Cumulative Foreign Currency Translation
     Adjustment                                     (   168,965)     (  169,910)
                                                    -----------     ------------
       Total Stockholders' Equity                    (1,336,894)      4,316,104
                                                    -----------     ------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 1,198,209    $  6,552,267
                                                    ===========    ============

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                           SECTOR COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                        FOR THE YEARS ENDED FEBRUARY 28,


                                                    1999             1998
                                                -----------     -----------
REVENUE
    Telecommunication Revenue                   $   652,505     $   871,097
    Software Sales & Maintenance                    703,863       1,672,446
                                                -----------     -----------
                                                  1,356,368       2,543,543
COST OF SALES                                       578,316       1,238,944
                                                -----------     -----------

GROSS PROFIT                                        778,052       1,304,599
                                                ------------    ------------

OPERATING EXPENSES
    Gold Exploration Costs                            4,054          61,862
    Software Development Costs                      478,563         727,226
    Sales, General & Administrative               1,750,710       3,127,864
                                                -----------      ----------
       Total Operating Expenses                   2,233,327       3,916,952
                                                -----------      ----------

Loss From Operations                             (1,455,275)     (2,612,353)
                                                 -----------     -----------

OTHER INCOME (EXPENSE)
    Interest Expense                             (  120,482)     (    2,452)
    Other Income (Expense)                       (   57,763)         56,042
    Impairment of Goodwill                       (4,583,583)              -
    Impairment of Claim Costs                             -      (1,036,523)
    Foreign Exchange Gain                            97,242           8,869
                                                -----------     ------------
       Total Other Income (Expense)              (4,664,586)     (  974,064)
                                                -----------     ------------

Loss Before Provision for Income Taxes           (6,119,861)     (3,586,417)

Provision for Income Taxes                                -               -
                                                -----------     -----------

Net Loss                                        $(6,119,861)    $(3,586,417)
                                                ===========     ===========

Loss Per Share:
    Basic and Undiluted                         $   (  0.71)    $  (   0.78)
                                                ============    ============

Weighted Average Common Shares Outstanding        8,589,193       4,589,810







The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                           SECTOR COMMUNICATIONS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FEBRUARY 28, 1998 TO FEBRUARY 28, 1999

                                                                               Additional                  Currency
                                    Preferred Stock        Common Stock         Paid-in     Accumulated   Translation
                                     Shares  Amount     Shares       Amount     Capital       Deficit     Adjustments      Total
                                     ------  ------     ------       ------    ----------   -----------   -----------   -----------
Balance, March 1, 1997                   -        -    4,489,810   $  4,490  $13,156,762    $(5,658,196)  $( 116,964)   $ 7,386,092

Sale of Common Stock                     -        -      100,000        100      359,275              -             -       359,375

Sale of Preferred Stock                250        -            -          -      250,000              -             -       250,000

Costs of Issuance                        -        -            -          -      (40,000)             -             -       (40,000)

Translation Adjustments                  -        -            -          -            -              -       (52,946)      (52,946)

Net Loss                                 -        -            -          -            -     (3,586,417)            -    (3,586,417)
                                   -------   -------   ---------   --------    ---------    -----------    -----------   -----------

Balance, February 28, 1998   -         250        -    4,589,810      4,590   13,726,037     (9,244,613)    ( 169,910)    4,316,104

Adjustment of Shares                     -        -       11,765         12          (12)             -             -             -

Shares issued to retire debt             -        -      126,530        126       38,888              -             -        39,014

Shares issued in connection with
 Preferred Stock Conversion              -        -      375,000        375         (375)             -             -             -

Shares issued in conversion of
 Preferred Stock                      (250)       -      666,885        667         (667)             -             -             -

Shares issued in connection with
 Sale of Debentures                      -        -      300,000        300      254,700              -             -       255,000

Conversion of Debentures                 -        -    4,386,000      4,386      132,518              -             -       136,904

Satisfaction of Debt                     -        -      466,665        467       34,533              -             -        35,000

Foreign Currency
 Translation Adjustments                 -        -           -           -            -              -           945           945

Net Loss                                 -        -            -          -            -    (6,119,861)            -     (6,119,861)
                                   -------   -------    -----------  ------  -----------  -------------   -----------    ----------

Balance February 28, 1999                -   $    -    10,922,655   $10,923  $14,185,622  $(15,364,474)   $(  168,965)  $(1,336,894)
                                   =======   ======    ==========   =======  ===========  ============    ============   ===========




The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                          SECTOR COMMUNICATIONS , INC.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS



                                              For the Years Ended
                                                   February 28,
                                             1999               1998
COMPREHENSIVE LOSS
   Net loss                               $(6,119,861)        $(3,586,417)
   Foreign currency
      translation adjustment                      945         (    52,946)
                                          -----------        -------------

COMPREHENSIVE LOSS                        $(6,118,916)       $ (3,639,363)
                                          ===========        =============



























The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                           SECTOR COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                               FOR THE YEARS ENDED
                                   FEBRUARY 28

CASH FLOWS FROM OPERATING ACTIVITIES:                     1999          1998
                                                    -----------     ------------
  Net Loss                                          $(6,119,861)    $(3,586,417)
  Adjustments to Reconcile Net Loss to
   Net Cash Provided by Operating Activities:
     Depreciation and Amortization                      841,295         807,417
     Reserve for Bad Debt                                16,403          12,581
     Amortization of Loan Costs and Discount            146,967               -
     Impairments                                      4,583,583       1,036,523
     Change in Assets and Liabilities, Net
      of Effect of Acquisitions:
         (Increase) Decrease in Assets
            Accounts Receivable                          27,544         130,416
            Repayment of Related Party Receivable             -          32,198
            Prepaid Expenses and Deposits                18,451          71,780
            Receivable on Sale of Securities                  -       1,000,000
         (Decrease) Increase in Liabilities
            Accounts Payable                            187,505         470,844
            Related Party Payable                     (  58,881)         37,479
            Deferred Revenue                             36,686     (   150,835)
                                                    -----------    ------------
Net Cash Used By Operating Activities                  (320,308)    (   138,014)
                                                    -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Fixed Assets                             (146,275)    (    40,471)
  Repayment of Note87,500                                60,512
  Decrease in Marketable Securities                           -          21,762
  Repayment of Short Term Borrowing                           -     (    12,028)
                                                      ---------     ------------
Net Cash (Used) Provided by Investing Activities       ( 58,775)         29,775
                                                      ---------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the Sale of Convertible
    Debentures                                          430,000               -
  Proceeds from the Sale of Common Stock                      -         210,000
                                                      ---------     ------------
Net Cash Provided by Financing Activities               430,000         210,000
                                                      ---------     ------------

Effect of Exchange Rate Changes on Cash                   2,049         (52,946)
                                                      ---------     ------------

Net Increase in Cash                                     52,966          48,815
Cash - March 1                                          128,911          80,096
                                                       --------     ------------

Cash - February 28,                                   $ 181,877      $  128,911
                                                      =========     ============



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                           SECTOR COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                               FOR THE YEARS ENDED
                                  FEBRUARY 28,



SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash Paid For:
  Interest                                  $           -        $          -
                                            =============        =============
  Taxes                                     $           -        $          -
                                            =============        =============


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL ACTIVITIES:

During the year ended February 28, 1999:

     o $250,000 of preferred stock was converted into 666,885 shares of common stock.

     o 375,000 shares of common stock were issued in connection with the preferred stock conversion.

     o 593,195 shares of common stock were issued to retire an aggregate of $74,014 of debt.

     o 300,000 shares of common stock, valued at $255,000, were issued in connection with the sale of convertible debentures.

     o 4,386,000 shares of common stock were issued in the conversion of an aggregate of $143,066 of debentures.














The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 1999 AND 1998

NOTE 1 -  NATURE OF OPERATIONS

          Sector Communications, Inc., incorporated on March 19, 1990 in the state of Nevada, and its subsidiaries are currently engaged primarily in the telecommunications and computer software development and sales industries. The operating activities of the Company are based in the countries of Bulgaria and Switzerland.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation
          ---------------------
          The consolidated balance sheets as of February 28, 1999 and 1998 and the consolidated statements of operations, stockholders' equity and cash flows for the years then ended are those of Sector and its subsidiaries (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated.

          The Company's subsidiaries are as follows:

               Global Communications Group, Inc. ("Global")
               Sector Bulgaria, Ltd. ("Sector Bulgaria")
               Ideous Technologies, AG ("Ideous"), formerly HIS Technologies, AG

          Cash and Cash Equivalents
          -------------------------
          The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

          Concentration of Credit Risk
          ----------------------------
          The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances exceeded FDIC insured levels at various times during the year.

          Deferred Revenue
          ----------------
          The  Company  bills in advance  for  software  maintenance  contracts.
          Revenue is recognized as earned over the life of the contracts. Unearned revenue is shown in the financial statements as deferred revenue.

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 1999 and 1998


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Property and Equipment
          ----------------------
          Property and equipment are stated at cost. Expenditures for maintenance, repairs and renewals are charged to expense, whereas major additions are capitalized. The cost and accumulated depreciation of assets retired, sold or otherwise disposed of are eliminated from the accounts and resulting gains or losses, if any, are reflected through the statement of income.

          Depreciation is computed using the straight-line method over the estimated useful lives of 3 to 25 years.

          Use of Estimates
          ----------------
          The preparation of financial statements in conformity with generally accepted accounting standards requires management to make estimates and assumptions that affect the amounts of assets, liabilities and contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

          Foreign Currency Translation
          ----------------------------
          In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translations" the assets and liabilities of the Company's subsidiaries located outside the United States are generally translated at the rates of exchange in effect at the balance sheet date. Gains and losses resulting from foreign currency transactions are recognized currently in income and those resulting from translation of financial statements, with the exception of entities operating in highly inflationary economies, as Global does in Bulgaria, are accumulated in a separate component of stockholders' equity. In highly inflationary economies, SFAS No. 52 requires the use of historical exchange rates to translate non-monetary items and current exchange rates to translate monetary items. The effect of exchange rate changes in highly inflationary economies is reflected in net loss.

          Goodwill
          --------
          Goodwill represents the cost in excess of fair market value of net assets acquired and also the costs related to the acquisition of intellectual property and distribution rights. Costs in excess of fair market value are being amortized using the straight-line method over twenty years. Costs related to the intellectual property and distribution rights are being amortized using the straight-line method over five years.

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 1999 and 1998

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Capitalized Mining Claim Costs
          ------------------------------
          Prior to the change in the Company's corporate strategy, the Company capitalized all costs directly associated with acquisition, exploration and development of specific properties until the land area of interest to which these costs related are put into operation, or when the property is sold or abandoned, or when an impairment in value has been determined. The Company determined the capitalized costs to be fully impaired at February 28, 1998.

          Fair Value of Financial Instruments
          -----------------------------------
          The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, short-term borrowings and advances from related parties approximate fair value due to the relatively short maturity of these instruments.

          Earnings Per Share
          ------------------
          The computation of basic earnings per share ("EPS") is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect.

          On July 1, 1999, the Company effected a 5 for 1 stock split. All share and per share amounts presented in the financial statements give retroactive effect to this stock split.

          Income Taxes
          ------------
          Income taxes are provided for based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes". The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases.

          Stock-Based Compensation
          ------------------------
          The Company has adopted the intrinsic value method of accounting for stock-based compensation in accordance with Accounting Principles
          Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations.

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 1999 and 1998

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Long-Lived Assets
          -----------------
          Long-lived assets and certain identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the assets and long-lived assets to be disposed of are reported at the lower carrying among or fair value less cost to sell.

          Impact of the Year 2000 Issue
          -----------------------------
          During the period ended December 31, 1999, the Company conducted an assessment of issues related to the year 2000 and determined that no issues existed which would cause its computer systems not to properly utilize beyond December 31, 1999.

NOTE 3 -  PROPERTY AND EQUIPMENT

          Property and equipment consists of the following at February 28:

                                                   1999            1998
                                                ----------      ------------
              Fibre Network                     $  157,837      $    157,837
              Equipment                          1,850,594         1,916,192
              Furniture and Fixtures                47,223            47,223
              Vehicles and Other                    90,068            90,068
                                                ----------      ------------
                                                 2,145,722         2,211,317
              Less:  Accumulated
              Depreciation                      (1,696,918)      ( 1,476,444)
                                                ----------      ------------
                                                $   448,804     $     743,873
                                                ===========     =============

          Depreciation expense for the years ended in 1999 and 1998 was $373,251 and $414,870, respectively.

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 1999 AND 1998


NOTE 4 -  RELATED PARTY RECEIVABLES AND TRANSACTIONS

          During the three month period ended November 30, 1996, the Company accrued $80,000 for consulting fees incurred for services provided by MCG Management Consulting Group, S.A. ("MCG"). This agreement was canceled on November 26, 1996. One of the principles of MCG was also a director of Sector AG and the Chairman of the Board of Directors of Histech. This liability remains unpaid as of February 28, 1999.

          The Company has also been advanced funds from stockholders, directors, officers, employees and other related parties. These advances amount to $102,891 and $235,785 at February 28, 1999 and 1998, respectively.

NOTE 5 -  NOTES RECEIVABLE

          Notes receivable at February 28, 1999 and 1998 are as follows:

                                                          1999        1998
                                                          ----        ----
     Promissory note receivable from Atcall,  Inc.,
     bearing interest at 8% per  annum.  This  note
     is  personally  guaranteed  by the president of
     Atcall.  Repayment of this note was demanded on
     the note's due date,  October 23,  1996.  On
     January 20, 1997,  the Company  agreed  to
     restructure  payment of this amount to be payable
     $25,000  per  month  with a final  balloon
     payment  of $25,000, plus all accrued interest.
     A settlement was reached for the payment
     of the note in February, 1998                      $     -   $   125,000
                                                        =======   ===========

          During the year ended February 28, 1999, $37,500 was written off as uncollectible.

NOTE 6 -  INTANGIBLE ASSETS

          Intangible  assets at February 28, 1999 and 1998 are as follows:

                                                     1999            1998
                                                     ----            ----
           Goodwill                              $        -       $ 4,882,881

           Intellectual property and
            distribution rights                           -           763,382
                                                 ----------       -----------
                                                          -         5,642,379
           Amortization of intangible assets
            and intellectual property and
            distribution rights                           -          671,918
                                                 ----------       -----------
              Total                              $        -       $ 4,974,345
                                                 ==========       ===========

                Goodwill has been amortized on a straight-line basis over twenty years. Intellectual property and distribution rights have been amortized over an estimated useful life of five years.

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 1999 AND 1998


NOTE 6 -  INTANGIBLE ASSETS (Continued)

          At February 28, 1999, both the goodwill and intellectual property and distribution rights have been determined to be fully impaired.

NOTE 7 -  CONVERTIBLE DEBENTURES

          On April 15, 1998, the Company sold $500,000 in principal amount of its 6% Convertible Promissory Notes due July 30, 1999 (the "Notes") pursuant to Regulation S under the Securities Act for net proceeds of $430,000. In addition, the two purchasers, Amex Corp. Limited and Danvers Investment Corp., each a British Virgin Island corporation, with an address in Zurich, Switzerland, each received 150,000 shares of Common Stock. These shares have been valued at $255,000 and are recorded as discount on debt in the financial statements. The discount is being amortized over the life of the notes. Upon conversion, any unamortized discount attributable to the conversion amount is charged to additional paid in capital.

          Effective May 26, 1998,  each holder has the full right to convert its
          Note in the principal amount of $250,000, plus accrued interest (at the rate of 6% per annum), in whole or in part, into shares of Common Stock at a conversion price equal to the lesser of (1) $2.98 (which was 80% of the closing bid prices of the Common Stock on April 15,
          1998) or (2) 80% of the average closing bid prices of the Common Stock for the five trading days immediately preceding the conversion date.

          During the year ended February 28, 1999, the holders of the notes elected to convert an aggregate of $236,048 principal amount of notes into 4,386,000 shares of common stock. Unamortized discount amounting to $99,144 has been charged to additional paid in capital upon conversion.

NOTE 8-   STOCKHOLDERS' EQUITY

          Fiscal Year 1998 Reverse Stock Split
          ------------------------------------
          On July 22, 1997, the Board of the Company authorized an amendment to the Company's Amended and Restated Articles of Incorporation approving a reverse stock split of the outstanding shares of the Common Stock on the basis of one new share of the Common Stock for each 40 shares of outstanding Common Stock. The Amendment was approved at the Annual Meeting of Stockholders held on October 21, 1997. This action did not change the par value of the Common Stock of $.001 per share or the number of authorized shares of the Common Stock from 50,000,000.

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 1999 AND 1998

NOTE 8-   STOCKHOLDERS' EQUITY (Continued)

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

          Recent Issuances of Common Stock
          --------------------------------
          On January 5, 1998, FT Trading, based in London, England, purchased 250 shares of the Company's Series A 8% Convertible Preferred Stock, $.001 par value (the "Series A Preferred"), for $250,000 in a private placement pursuant to Regulation S under the Securities Act of 1933, as amended (the "Securities Act"). Concerned that the holder of the shares of the Series A Preferred may have been selling shares of the Common Stock, thereby lowering the market price of the Common Stock, on March 18, 1998, the Company gave the holder notice of its intention to redeem on April 2, 1998 all 250 shares of the Series A Preferred for $312,500, which action terminated the holder's right to convert. In lieu of the redemption, Firstimpex, based in Geneva, Switzerland, purchased the 250 shares of the Series A Preferred from FT Trading for the redemption price on the condition that the Company restore the conversion right and issue to Firstimpex 375,000 shares of Common Stock, which issuance was effected on April 5, 1998 simultaneously with the restoration of the conversion right. On the same day, Firstimpex converted 165 shares of the Series A Preferred into 366,665 shares of the Common Stock based on a conversion price of $0.45 per share. On May 13, 1998, Firstimpex converted the remaining 85 shares of the Series A Preferred into 300,220 shares of Common Stock based on the alternative conversion price of $0.283125 per share, which represented the average of the closing bid prices during the five trading days preceding the conversion date.

          In connection with the sale of its 6% convertible debentures, the Company issued 150,000 shares of Common Stock to each of two purchasers.

          The Company issued 126,530 shares of Common Stock to retire $39,014 of debt owed to a related party.

          On January 25, 1999, the Company and five Director/Officers of the Company agreed that the Company would issue 2,425,000 shares to these individuals as payment for services rendered to the Company. The shares, when issued, will be valued at $97,000. This liability has been reflected in the financial statements at February 28, 1999.

          On July 1, 1999, the Company effected a 5 for 1 stock split. All share and per share amounts presented in the financial statements give retroactive effect to this stock split.

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 1999 and 1998


NOTE 9-   WARRANTS

          At February 28, 1999, the Company has outstanding common stock purchase warrants as follows:

       Number                Exercise                                Date of
      of Shares               Price          Exercisable            Expiration

        10,000         $    22.50            2/28/97                6/30/00
        10,000              30.00            7/20/97                6/30/00
        10,000              40.00            7/20/98                6/30/00
        25,000               7.90            2/28/97                7/18/99
       125,000               7.90            2/28/97                7/18/99
       -------
       180,000

NOTE 10- STOCK OPTION PLANS

          Under the 1991 and 1994 Stock Plans, the Company can grant incentive stock options, non-statutory stock options, and purchase rights to officers, key employees, consultants and directors of the Company at a price not less than the fair market value at the date of the grant.

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

          On June 17, 1996, the Company granted to an employee an incentive stock option for the purchase of 15,000 shares of the Company's common stock at $1.0625 per share under the Company's 1994 Stock Plan. Such option vested 5,000 shares on the date of the grant, with the remaining shares vesting 5,000 shares on June 17, 1997 and 5,000 shares on June 17, 1998.

          On July 14, 1996, the Company granted to an employee an incentive stock option for the purchase of 18,000 shares of the Company's common stock at $1.625 per share under the Company's 1994 Stock Plan. Such option vested 6,000 shares on the date of the grant, with the remaining shares vesting 6,000 shares on July 19, 1997 and 6,000 shares on July 19, 1998. The employee left the Company's employ prior to February 28, 1997 and the unvested options were cancelled in February 1997.

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 1999 and 1998

NOTE 10- STOCK OPTION PLANS (Continued)

          On February 3, 1997, the Company granted to an employee an incentive stock option for the purchase of 70,000 shares of the Company's common stock at prices ranging from $.375 to $.90 per share under the Company's 1994 Stock Plan. Such options vested 30,000 shares on the date of the grant, with the remaining shares vesting 20,000 shares on February 3, 1998 and 20,000 shares on February 3, 1999.

          On February 21, 1997, the Company granted to an employee an incentive stock option for the purchase of 30,000 shares of the Company's common stock at prices ranging from $.375 to $.90 per share under the Company's 1994 Stock Plan. Such options vested 10,000 shares on the date of the grant, with the remaining shares vesting 10,000 shares on February 21, 1998 and 10,000 shares on February 21, 1999.

          On March 5, 1998, the Company granted to a Director a stock option for the purchase of 30,000 shares of the Company's common stock at prices ranging from $.375 to $.90 per share under the Company's 1994 Stock Plan. Such options vested 10,000 shares on the date of the grant, with the remaining shares vesting 10,000 shares on March 5, 1998 and 10,000 shares on March 5, 1999. The director resigned prior to February 28, 1998 and the unvested options totaling 20,000 shares have been cancelled.

          On January 25, 1999, the Company granted to five Directors options to purchase an aggregate of 3,180,000 shares of common stock, at an exercise price of $0.0625 per share. The options vested immediately and expire on January 25, 2004. The options were issued in connection with services provided to the Company through the date of issuance.

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 1999 and 1998

NOTE 10- STOCK OPTION PLANS (Continued)

          A summary of stock  option  transactions  are as follows:

                                                        Years Ended
                                                      February 28,
                                                      1999           1998
                                                   ----------    ----------

          Outstanding, Beginning                     131,000       121,000

          Granted Under the 1999 Non-cash
           compensation Plan at
           an Exercise Price of $0.0625            3,180,000             -

          Granted Under the 1994 Stock Plan at
           an Exercise Price Ranging from
           $.375 to $.90 Per Share                         -        30,000

          Expired or Canceled Under the 1994
          Stock Plan                                       -      ( 20,000)


          Outstanding, Ending                      3,311,000      131,000
                                                   =========      =========

          Exercisable, Ending                      3,311,000      106,000
                                                   =========      =========

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 1999 and 1998

NOTE 10 -   STOCK OPTION PLANS (Continued)

          The Company accounts for its stock option transactions under the provisions of APB No. 25. The following pro forma information is based on estimating the fair value of grants based upon the provisions of SFAS No. 123. The fair value of each option granted during the periods indicated has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                        Year Ended February 28,
                                                       1999              1998
                                                   ---------           --------
             Risk Free Interest Rate                    5.50%             6.25%
             Life of the Options                     5 years           10 years
             Expected Dividend Yield                      0%                 0%
             Expected Volatility                        262%               262%
             Weighted Fair Value of Options
               Granted                                 $0.06              $0.37

          Accordingly, the Company's pro forma net loss and net loss per share assuming compensation cost was determined under SFAS No. 123 would have been the following:

                                                        Year Ended February 28,
                                                       1999             1998
                                                   ---------           --------
             Net Loss                            $(6,459,187)       $(3,789,385)
             Net Loss Per Basic Share                  (0.75)             (0.83)

                                                        Year Ended February 28,
                                                      1999               1998
                                                   ---------           --------
             Weighted Average Option Price
               Per Share
                 Granted                            $   0.06      $        0.37
                 Exercised                                 -                  -
                 Cancelled                                 -               0.37
                 Outstanding at End of Period           0.32               6.83
                 Exercisable at End of Period           0.32               6.24
             Weighted Average Remaining Life
               Of Options Outstanding              60 months           97 months

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 1999 and 1998


NOTE 11 - JOINT ACTIVITY AGREEMENT

          The Company signed a new Joint Activity Agreement with the Bulgarian Telecommunications Company dated February 14, 1997. The new 10-year agreement replaces a 5-year contract (between the BTC and the Company's wholly owned subsidiary Global Communications Group, Inc.) that had been unilaterally terminated by the BTC on July 8, 1996. Along with extending the term of the Company's engagement, the new agreement, which went into effect February 21st, also expands greatly the type of services that the Company can provide to its customers.

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

          The Company will continue to handle the daily operations for the new joint venture from their offices in Bulgaria's capital city of Sofia.

NOTE 12 - INCOME TAXES

          The components of the provision for income taxes at February 28, 1999 and 1998 is as follows:

                                                             1999         1998
        Current Tax Expense
        U.S. Federal                                        $       -   $    -
        State and Local                                             -        -
                                                            ---------   ------
        Total Current                                               -        -
                                                            ---------   ------
        Deferred Tax Expense
        U.S. Federal                                                -         -
        State and Local                                             -         -
        Total Deferred                                              -         -
                                                            ---------   ------

        Total Tax Provision from Continuing Operations      $       -   $     -
                                                            =========   =======

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

       Federal Income Tax Rate                                  (34.0)%  (34.0)%
       Deferred Tax Charge (Credit)                                -          -
       Effect of Valuation Allowance                            34.0%      34.0%
       State Income Tax, Net of Federal Benefit                    -
                                                            --------     ------
       Effective Income Tax Rate                                 0.0%       0.0%
                                                            =========    =======

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 1999 and 1998


NOTE 12 - INCOME TAXES (Continued)

          At February 28, 1999, the Company had net carry-forward losses of approximately $21,000,000. A valuation allowance equal to the tax benefit for deferred taxes has been established due to the uncertainty of realizing the benefit of the tax carry-forward.

          Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at February 28, 1999 and 1998 are as follows:

                                                   1999               1998
                                               ---------------    -----------

           Deferred Tax Assets
           Loss Carry-forwards                  $7,140,000        $ 5,333,000

           Less:  Valuation Allowance           (7,140,000)        (5,338,000)
                                               ------------       -----------

           Net Deferred Tax Assets              $        -        $         -
                                                ============      ============

          Net operating loss carry-forwards expire starting in 2005 through 2019.


NOTE 13- COMMITMENTS AND CONTINGENCIES

         1)  Operating Leases

          The Company has entered into a non-cancelable operating lease agreement for office space. The agreement contains renewal options and/or defined rent escalation provisions. The minimum lease payments under these lease agreements are as follows:

                                              Minimum           Minimum
                                               Lease           Sublease
                                             Payments          Payments

            February 28, 2000                $152,105         $  61,119
                         2001                141,228             64,137
                         2002                145,465             67,404
                         2003                149,829             69,426
                         2004                25,216              11,684
                                            ----------          ----------
                                            $613,843            $273,770
                                            ========            ========

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 1999 and 1998

NOTE 13- COMMITMENTS AND CONTINGENCIES (Continued)

      1)  Operating Leases (Continued)

          The Company has entered into cancelable and non-cancelable sublease agreements on terms similar to its original lease for office space at its McLean, Virginia location. Rent expense included in the statement of operations for the years ended February 28, 1999 and 1998 was $44,306 and $117,898, respectively.

     2)   On November 8, 1996,  Symark  International,  Inc.  ("Symark") filed a complaint against Ideous and its managing director, Robert Scherpenhuijzen, in the Superior Court of the State of California for the County of Los Angeles. On December 3, 1996, the action was removed to the United States District for the Central District of California. On March 21, 1997, the District Court granted Ideous' motion to dismiss the action for improper venue on the ground that the forum selection clause in the contract between Ideous and Symark specified the courts of the Canton of Zurich, Switzerland for the resolution of disputes between Ideous and Symark. On April 18, 1997, Symark served notice of its appeal to the Ninth Circuit of Appeals of the dismissal of its lawsuit. The appeal is now pending before the Ninth Circuit.

          The focus of this case thus far has been on the procedural issue whether the case should be dismissed for improper venue because of the forum selection clause.

          The lawsuit arose from disputes between Ideous and Symark concerning their respective rights and obligations under the License and Reseller Agreement dated August 1, 1995 between them (the "Agreement"). Symark contended that Ideous had attempted to engage Symark in "unfair and unlawful acts and practices and unfair competition" with Ideous and another distributor, Raxco, and also had made disparaging remarks to Symark's customers. Ideous' position is that Symark's allegations are baseless, and that Symark has breached the Agreement, primarily by failing to pay license fees and by representing Ideous' products as Symark's own. Ultimately, Ideous terminated the Agreement.

          Symark sought to recover unspecified damages and believes the damages are in excess of $50,000. The Company strongly believed that there is no merit to the allegations in the Symark complaint and intended to vigorously defend itself in this action.

          In December 1999, each party to the actions agreed to withdraw all pending actions against the other parties.

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 1999 and 1998

NOTE 13- COMMITMENTS AND CONTINGENCIES (Continued)

     3) On February 7, 1997, Alfred Hasler, Adrian Stanga, Lucie Vonesch and Lloyd Kim, as plaintiffs, instituted an action in the Superior Court of California, County of Santa Clara, against S. Allan Kline, a former director of the Company (until January 17, 1997), Biomyne, Inc.
          ("Biomyne"), Biomyne Technology Company ("BTC"), Aurtex, Inc. ("Aurtex"), the Company, Biomyne Exploration Company ("BEC"), Biomyne North Company ("BNC"), San Jose National Bank, Hugo Wyss and currently unknown defendants. The Company, however, did not become aware of the action until March 11, 1998 and has engaged California counsel to defend it. In the complaint the four plaintiffs allege that they are limited partners of BEC and, in the case of Mr. Hasler, also a limited partner of BTC, and that their sixteen causes of action (of which four include Sector as a defendant) arise from their investments on one or both limited partnerships. In the third cause of action, plaintiffs allege that in 1989 BEC solicited limited partnerships interests and represented that the funds would be used for drilling for gold on BEC claims in Nevada and instead diverted the funds to BNC for the development of BNC's claims in Idaho. Plaintiffs, who allegedly invested $300,000 in BEC, seek $3,000,000 in damages for the benefits and profits they were not able to derive from the Idaho claims. Plaintiffs allege earlier in the complaint and in the fourth cause of action that Biomyne sold the Idaho claims to Aurtex, which they believe was acquired by the Company, but in fact is the Company by its former name as correctly alleged in the seventh cause of action. In the fourth cause of action, plaintiffs are seeking over $3,000,000 in damages as the value of the shares in the Company to which they believe they are entitled. In the seventh cause of action, plaintiffs seek punitive damages for not delivering the shares to them. In the fourteenth cause of action, the plaintiffs seek damages for not delivering the shares to them. In the fourteenth cause of action, the plaintiffs seek damages in excess of $3,000,000 plus punitive damages as a result of the defendants intentionally not delivering the shares resulting from the transfer by Biomyne to the Company. The Company, on June 2, 1998, answered the complaint denying any liability and pleading twelve affirmative defenses. Based on its current knowledge, management is of the opinion that, if any liability can be established by the plaintiffs, it is that of the other defendants and not that of the Company.

          The complaint was dismissed without prejudice as to the Company in February 2000. Motions by the Company are currently pending requesting fees and costs incurred in defending this action.

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 1999 and 1998


NOTE 13- COMMITMENTS AND CONTINGENCIES (Continued)

     4) During the 3rd quarter of 1997, an action was filed by the Lodestone Group Inc. ("Lodestone") in the District Court of Arapahoe County, Colorado. The suit claims approximately $42,000 is owned to Lodestone by the Company for work performed pursuant to a contract between Lodestone and the Company wherein Lodestone was to manage the administration of various exploratory activities with respect to the mining claims of the Company in Idaho. The amounts billed are, in the belief of the Company, far in excess of the contractually stipulated amount and that there was no corporate authorization for any additional work to be performed by Lodestone. In the opinion of management, the suit is without merit and its outcome will have no materially adverse impact on the Company. The amounts billed have been included in accounts payable as of February 20, 1999 and 1998. Judgement was rendered against the Company for approximately $42,000, plus costs and fees, in September 1998. The parties settled for $15,000 on March 30, 2000.

     5) A former employee of Ideous filed suit against Ideous for wrongful termination. Judgement was entered against Ideous in the amount of $110,850. An appeal is pending. The full amount has been accrued in the financial statements.

NOTE 14 - EARNINGS PER SHARE

          Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because their effect would have been antidilutive are as follows:

                                                        February 28,
                                                    1999             1998
                                               ----------         ---------
                Warrants                          180,000           180,000
                Options                         3,311,000           131,000
                                               ----------         ---------
                    Total Shares                3,491,000           311,000
                                               ==========         =========

NOTE 15 - GOING CONCERN

          The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of February 28, 1999, the Company has a working capital deficit of 1,824,072 and an accumulated deficit of 15,364,474. Based upon the Company's plan of operation, the Company estimates that existing resources, together with funds generated from operations will not be sufficient to fund the Company's working capital. The Company is actively seeking additional equity financing. There can be no assurances that sufficient financing will be available on terms acceptable to the Company or at all. If the Company is unable to obtain such financing, the Company will be forced to scale back operations which would have an adverse effect on the Company's financial conditions and results of operation.

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 1999 and 1998


NOTE 16 -         SEGMENT INFORMATION

          The Company's foreign operations are conducted by Global, Sector Bulgaria and Ideous.

                                                      Years Ended February 28,
                                                    1999             1998
                                               -------------     -------------
          Revenues from external customers:
            Telecommunications                $      652,505     $     871,097
            Software                                 703,863         1,672,446
                                              --------------     -------------
                                               $   1,356,368     $   2,543,543
                                               =============     =============

          Interest expense:
            Corporate                                120,482     $       2,452
                                              ==============     =============

          Depreciation and amortization:
            Telecommunications                $      335,367     $     389,845
            Software                                 485,928           396,564
            Corporate                                 20,000            21,008
                                              --------------     --------------
                                              $      841,295      $    807,417
                                              ==============      ============

          Segment loss before taxes:
            Telecommunications                $  (   244,434)     $ (   541,061)
            Software                              (5,522,592)       (   758,064)
            Corporate                            (   352,835)        (2,287,292)
                                              --------------      ------------
                                               $  (6,119,861)      $ (3,586,417)
                                               =============       ===========

          Segment assets:
            Telecommunications                     $ 613,450       $   935,961
            Software                                 453,135         5,370,869
            Corporate                                131,624           245,437
                                              --------------     -------------
                                               $   1,198,209       $ 6,552,267
                                               =============       ===========
          Expenditure for segment assets:
            Telecommunications                 $     121,020       $    28,068
            Software                                  25,255            12,403
            Corporate                                      -                 -
                                              --------------       -----------
                                               $     146,275       $    40,471
                                               =============       ============

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 1999 and 1998

NOTE 16-  SEGMENT INFORMATION (Continued)

          The  following  geographic  area data for trade  revenues  is based on
          product  or  service  delivery  location  and  property,   plant,  and
          equipment is based on physical location.

                                                     Years Ended February 28,
                                                     1999             1998
                                                  -----------      -----------
           Revenues from external customers:
             United States                        $         -     $          -
             Switzerland                              703,863        1,672,446
             Bulgaria                                 652,505          871,097
                                                  -----------      -----------
                                                  $ 1,356,368    $   2,543,543
                                                  ===========    =============

           Segment assets:
             Switzerland                          $   453,135    $   5,370,869
             Bulgaria                                 613,450          935,961
             United States                            131,624          245,437
                                                   ----------    --------------
                                                   $1,198,209     $  6,552,267
                                                   ==========     ============

NOTE 17  - DEPENDENCE ON MAJOR CUSTOMERS

          Sector Bulgaria currently provides services to a limited base of 9 customers and therefore relies heavily on the business from each. Its five largest customers accounted for greater than 80% of total revenues for the year ended February 28, 2000. No single customer, however, accounted for more than 50% of all revenues generated. Sector Bulgaria is actively working to retain its customer base and diversify the types of services that it provides in order to reduce the dependence on any single customer or type of service.

NOTE 18 - SUBSEQUENT EVENTS

          On May 17, 1999, the Company issued 3,846,150 shares of common stock to two purchasers for aggregate proceeds of $100,000.

          The Company issued options to purchase an aggregate of 2,001,458 shares of common stock to officers and directors. The options are exercisable at prices ranging from $0.0312 to $0.05 per share and expire five years from date of grant.

          The Company did not pay the outstanding principal balance of the convertible debentures of $263,952 on the maturity date of July 30, 1999, nor did it pay the accrued interest. Per the terms of the notes, interest accrues at 8% per year after July 20, 1999. As of the date of this report, neither the principal nor the accrued interest has been paid.

                                    PART III


ITEM 9.       Directors, Executive Officers, Promoters, and Control Persons:
              Compliance With Section 16(a) of the Exchange Act

The following table lists the names, ages, and positions of the executive officers and directors of the Company that served during the year ending February 28, 1999. All officers and directors have been appointed to serve until their successors are elected and qualified. Additional information regarding the business experience, length of time served in each capacity, and other matters relevant to each individual is set forth following the table.

  Name                            Age       Position
  ----                            ---       --------

Andreas Tobler                     49     President, CEO, Director

Mohamed Hadid                      51     Chairman of the Board of Directors

Theodore J. Georgelas              53     VP, Director

Geoffrey A. Button                 49     President/CEO, Director
(Resigned Pres/CEO 9-4-98)

James Zelloe                       40     Secretary, Director

Jeff Shear (Resigned 10-19-98)     56     Outside Director


Andreas O. Tobler became President, CEO and a director on September 4, 1998. He is a partner in and Managing Director of Online Capital GmbH. Since September 1998 he serves as a member of the Board of Directors of Senetek Plc. ("SNTKY"), a UK/US based biotechnology company. In March 2000 he has become a member of the Board of Directors of American Flower Exchange, Inc. From 1992 to 1998, Mr. Tobler was a Managing Director at Cornerstone Financial Corporation, a New York based financial advisory firm. From 1989 to 1991, Mr. Tobler was Managing
Partner of Royal Trust Bank (Switzerland). Prior to joining Royal Trust he served as head of Corporate Finance for Citibank in Switzerland from 1987 to 1988. From 1982 to 1987, Mr. Tobler held various positions at Credit Suisse in New York where his last assignment was to lead the banks effort in building a capital markets department. From 1980 to 1982, Mr. Tobler was an associate at the Swiss law firm Staehelin, Hafter & Partners. Mr. Tobler holds a law degree from the University of Zurich, Switzerland, and a Masters degree from New York University.

Mohamed Hadid joined the board of directors on December 9, 1998. He has held a number of senior management positions with a portfolio of companies, including being the Founding Co-Chairman of Global Communications Group, and Co-Founder and Director of Voice Powered Technology. Mr. Hadid formerly was the largest single owner of the Ritz Carlton Hotels, with properties in Aspen, Colorado, Washington, D.C., Houston, Texas and New York. Mr. Hadid has been responsible for the development of over seven million square feet of commercial office buildings in the greater Washington, D.C. area, with total value estimated to be in excess of U.S. $2.7 billion. As a former director of Adams National Bank and Advisory Board Director of National Enterprise Bank, Mr. Hadid was responsible for structuring over U.S. $200,000,000.00 in financing for smallcap and emerging public companies. Mr. Hadid was formerly served as interim Chairman of The Entertainment Internet, Inc. He also formerly served as Managing Director of Emerald Capital Corporation. Mr. Hadid holds a Bachelor of Science degree from North Carolina State University, and attended graduate school at Massachusetts Institute of Technology. On November 8, 1999, Mr. Hadid filed a voluntary petition in the U.S. Bankruptcy Court for the Central District of California seeking relief relating personal matters.

Theodore J. Georgelas became President and Chief Executive Officer effective January 17, 1996, and was elected as Chairman of the Board of Directors of the Company at that time. In December 1997, Geoffrey Button assumed the roles and responsibility of President and Chief Executive Officer. On December 9, 1998, Mr. Georgelas was named Vice President. Mr. Georgelas has been the Manager/Member of G & S International L.C. (developers of commercial, retail, industrial and residential properties both domestically and internationally) for at least the last six years. He serves on the Executive Committee and Board of United Bankshares, Inc. He is a cofounder of a cellular telephone business in Delaware and a cofounder of DBE Software, Inc., a software company marketing a database utility programming tool.

Geoffrey A. Button joined Sector's board on July 19, 1996 and was appointed Vice President and Chief Operating Officer on February 3, 1997. In December 1997 Mr. Button assumed the roles of President and Chief Executive Officer of the Company. On September 4, 1998, Mr. Button was replaced as President and CEO by Andreas Tobler. Prior to joining the Company, he was an independent real estate and financing consultant. Prior to 1996, he was executive Director of Wyndham Investments Limited, a property holding company of Allied Domecq Pension Funds. He has also been on the board of Duke Realty Investments Inc. since 1993 and is a member of that board's audit and compensations committees.

Jeff Shear has been a director of the Company since March 31, 1993. Since 1988 he has been president of Shear Kershman Labs, a consulting company for new products for food and pharmaceutical companies. He was formerly chairman and chief executive officer of Pharmaceutical Delivery Systems, a company which manufactured and marketed pharmaceuticals.

James Zelloe joined the board of directors in September 1998. He was elected secretary in December 1998. He is an attorney with the law firm of Kunnirickal and Zelloe. . He is a member of the Bars of the Commonwealth of Virginia and the District of Columbia. He received a BS in Business Administration with a major in Economics from Virginia Polytechnic Institute and State Unuiversity in 1981. He was enrolled in a joint MA in Economics/JD program at Catholic University in Washington, D.C.. He received his JD from the Columbus School of Law in 1984. During his tenure at the University, he was a teaching assistant with the Economics department, where he also lectured on his economic articles. He has had a law practice in the Washington Metropolitan area (Virginia/Washington, D.C.) since 1984. He is also on the Board of Directors of The Entertainment Internet. He has been a member of the Board of Directors and an Officer of Sector since 1998.

Compensation of Directors
-------------------------
Directors who are not employees of the Company receive a monthly fee of $ 2,000, and are reimbursed for out-of-pocket expenses incurred in their capacity as members of the Board of Directors. As of September 1998, all director monthly fees were terminated.

      Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock of the Company. Officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission to furnish the Company with copies of all section 16(a) reports they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with for the year ended February 28, 1999.

ITEM 10.      Executive Compensation

The following table sets forth the compensation of the current Chief Executive Officer of the Company in the fiscal year ended February 28, 1999.

                           Summary Compensation Table

                                   Annual Compensation   Long-term Compensation
                                 --------------------- -------------------------
                                                         Restricted
                                     Salary/               Stock
Name                     Year          Fees     Bonus     Awards (#) Options(#)
------------------     --------- ------------ -------- ------------- -----------

Theodore Georgelas       1999       $40,000      0       15,000(1)    30,000

Geoffrey Button          1999       116,000      0       10,000(2)    25,000

Jeffrey Shear            1999        30,000      0           0           0

Donald Johnson           1999        20,000      0           0

Mohamed Hadid            1999        60,000      0      300,000(3)    300,000

James Zelloe             1999         2,000      0       10,000(4)     25,000

Andreas Tobler           1999        30,000      0      150,000(5)    150,000

(1) Stock awards valued at $3,000 and included in the Salary/Fees figure and the 30,000 common share stock options exerciseable at the average of bid/ask closing price as of 1/25/99.

(2) Stock award valued at $2,000 and included in the Salary/Fees figure and the 25,000 common share stock options exerciseable at the average of bid/ask closing price as of 1/25/99.

(3) Stock awards valued at $60,000 and included in the Salary/Fees figure and the 30,000 common share stock options exerciseable at the average of bid/ask closing price as of 1/25/99.

(4) Stock awards valued at $2,000 and included in the Salary/Fees figure and the 25,000 common share stock options exerciseable at the average of bid/ask closing price as of 1/25/99.

(5) Stock awards valued at $30,000 and included in the Salary/Fees figure and the 150,000 common share stock options exerciseable at the average of bid/ask closing price as of 1/25/99.

(6) The stock options represent common shares of restricted stock. These shares are reported in the financial statements, however, reflect a 5 for 1 forward split effected July 1, 1999.

ITEM 11.   Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the Common Stock ownership information as of February 28, 1999, and is adjusted for the reverse stock split, with respect to
(i) each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock; (ii) each director of the Company; and (iii) all directors, executive officers and designated stockholders of the Company as a group. This information as to beneficial ownership was furnished to the Company by or on behalf of the persons named. Unless otherwise indicated, each has sole voting and investment power with respect to the shares beneficially owned.

                Shares of Company Common Stock Beneficially Owned

                                                               Percentage
Beneficial Owner                        Number of Shares        of Total
-------------------------------------- -------------------- -----------------

Cede & Co.                                1,777,250(1)            66.5
P.O. Box 20
Bowling Green Station
New York, NY 10004

Andreas Tobler                             300,000(2)             5.6
OnLine Capital GmbH
Unterer Graben 27, P.O. Box 407
8402 Winterthur, Switzerland

Mohamed Hadid                               600,000(3)            11.2
31305 Highway 82
Aspen, CO 81611

Theodore Georgelas                         57,020 (4)             1.0
7601 Lewinsville Road
Suite 250
McLean, VA 22102

Jeff Shear                                    3,334                *
1421 Wildhorse Parkway
Chesterfield, MO 63005

James Zelloe                                35,000(5)              *
203 W. Rosemont Ave.
Alexandria, VA 22301

Geoff Button                               36,000 (6)              *
The Millhouse
Chicksgrove
Salisbury, Wilts SP3 6LY, UK

All Officers and Directors                  1,031,354          18.789(7)
as a group (6 persons)

*    - represents less than 1%.

(1)  Represents shares held in street name by various broker-dealers.

(2) Includes common stock options to purchase 150,000 shares at the average bid/ask price as of 1-25-99.

(3) Includes common stock options to purchase 300,000 shares at the average bid/ask price as of 1-25-99.

(4) Includes common stock options to purchase 25,000 shares at the average bid/ask price as of 1-25-99.

(5) Includes common stock options to purchase 25,000 shares at the average bid/ask price as of 1-25-99.

(6) Includes common stock options to purchase 25,000 shares at the average bid/ask price as of 1-25-99.

(7) If options were exercised the total shares owned by management would be 38.6%.


ITEM 12.          Certain Relationships and Related Transactions

During the three month period ended November 30, 1996, the Company accrued $80,000 for consulting fees incurred for services provided by MCG Management Consulting Group, S.A. ("MCG"). This agreement was canceled on November 26, 1996. One of the principles of MCG was also a director of Sector AG and the Chairman of the Board of Directors of Histech. This liability remains unpaid as of February 28, 1999.

The Company has also been advanced funds from stockholders, directors, officers, employees and other related parties. These advances amount to $102,891 and $235,785 at February 28, 1999 and 1998, respectively.

                                     PART IV

ITEM 13.      Exhibits and Reports on Form 8-K

(a)      Reports on Form 8-K.


     1. Current Report on Form 8-K not filed during the last quarter of the fiscal year.


(b)      Exhibits


Exhibit
Number                Description
-------               -----------
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

Exhibit
Number                Description
-------               -----------

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

27        Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this ___ day of April, 2000.


                                            SECTOR COMMUNICATIONS, INC.


                                            BY:     /s/ Mohamed Hadid
                                                   Mohamed Hadid, Chairman


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date: April    , 2000                /s/ Mohamed Hadid
                                    Mohamed Hadid, Chairman

Date: April    , 2000                /s/ Theodore Georgelas
                                     President and CEO

Date: April    , 2000                /s/ James Zelloe
                                     V.P.,Secretary/Treasuer, Director

                                 EXHIBIT INDEX

Exhibit
Number                Description
-------               -----------
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

Exhibit
Number                Description
-------               -----------

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

27        Financial Data Schedule