Form 10QSB
period 1999-05-31
SECTOR COMMUNICATIONS INC
filed 2000-04-05
CIK 741012

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:   May 31, 1999        Commission File Number:       0-22382

                           SECTOR COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

               Nevada                                  56-1051491
               ------                                  ----------

(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                7601 Lewinsville Road, Ste 250, McLean, VA 22102
                ------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (703) 761-1500
              (Registrant's telephone number, including area code)


              (Former name, former address and former fiscal year,
                         if change since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

         Indicate the number of shares outstanding of each of the issuer/s classes of common stock as of the last practicable date:

                                            Number of Shares Outstanding
                  Date                            At May 31, 1999

          Common Stock                                 17,193,805

                           SECTOR COMMUNICATIONS, INC.

                                      INDEX

   PART I   FINANCIAL INFORMATION

            Item 1.  Financial Statements

                Balance Sheets.............................................2

                Statements of Operations...................................3

                Statements of Cash Flows...................................4

                Notes of Consolidated Financial Statements (Unaudited).....5

            Item 2.  Managements Discussion and Analysis of Financial
                      Condition and Results of Operations..................10

   PART II  OTHER INFORMATION

            Item 6.  Exhibits and Reports on Form 8-K......................19

            Signature Page.................................................19


                           SECTOR COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEET

                                                             May 31,            February 28,
                                                             1999                  1999
                                                       -------------          ---------------
       ASSETS                                            (unaudited)
CURRENT ASSETS
    Cash and Cash Equivalents                          $      222,041          $     181,877
    Accounts Receivable, net of provision
     for doubtful accounts of $17,000                         306,121                494,563
    Prepaid Expenses                                           22,320                 22,343
                                                       --------------          --------------
       Total Current Assets                                   550,482                698,783
                                                       --------------          -------------

PROPERTY AND EQUIPMENT                                      2,073,007              2,145,722
    Accumulated Depreciation                              ( 1,679,618)           ( 1,696,918)
                                                        -------------          -------------
    Net Book Value                                            393,389                448,804
                                                        ---------------        --------------
OTHER ASSETS
    Other Assets                                                9,032                 22,581
    Deposits                                                   27,587                 28,041
                                                       --------------         --------------
       Total Other Assets                                      36,619                 50,622
                                                       --------------         --------------
       TOTAL OTHER ASSETS                              $      980,490         $    1,198,209
                                                       ==============         ==============

          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts Payable and Accrued Expenses                   1,845,907              1,797,216
    Debentures Payable, Net of Discount of
     $22,450 and $56,309                                      241,502                207,643
    Deferred Revenue                                          318,665                335,105
    Due to Related Parties                                     58,733                182,891
                                                       --------------         --------------
       Total Current Liabilities                            2,464,807              2,522,855

Rent Deposit                                                   12,248                 12,248
                                                       --------------         ---------------

       TOTAL LIABILITIES                                    2,477,055              2,535,103
                                                       --------------         --------------
Commitments and Contingencies

STOCKHOLDERS' EQUITY
    Preferred Stock, $.001 par value; 5,000,000
     shares authorized, no shares issued and
     outstanding                                                                           -
    Preferred Stock, Series A $.001 par value,
     and 250 shares issued and outstanding                                                 -
    Common Stock, $.001 par value; 40,000,000 shares
     authorized 17,193,805 and 10,922,655 shares
     issued and outstanding                                    17,194                 10,923
    Additional Paid-in Capital                             14,376,350             14,185,622
    Accumulated Deficit                                   (15,502,853)           (15,364,474)
    Cumulative Foreign Currency Translation
     Adjustment                                           (   387,256)         (     168,965)
                                                       --------------        ---------------
       Total Stockholders' Equity                         ( 1,496,565)          (  1,336,894)
                                                       --------------         --------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $     980,490          $   1,198,209
                                                       ==============          =============

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                           SECTOR COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                       FOR THE THREE MONTHS ENDED MAY 31,


                                                  1999               1998
                                             ------------         -----------
REVENUE
    Telecommunication Revenue                $    145,697         $    203,976
    Software Sales & Maintenance                   52,540              106,408
                                             ------------         ------------
                                                  198,237              310,384

COST OF SALES                                     116,777              138,839
                                             ------------         ------------
GROSS PROFIT                                       81,460              171,545
                                             ------------         ------------
OPERATING EXPENSES
    Gold Exploration Costs                              -                2,662
    Software Development Costs                     41,957              128,396
    Sales, General & Administrative               251,419              633,782
                                             ------------         ------------
       Total Operating Expenses                   293,376              764,840
                                             ------------         ------------

Loss From Operations                           (  211,916)         (   593,295)

OTHER INCOME (EXPENSE)
    Interest (Expense)                        (    37,851)         (    25,825)
    Other Income                                  111,388                3,663
                                             ------------         ------------
Loss Before Provision for Income Taxes         (  138,379)         (   615,457)

Provision for Income Taxes                              -                    -
                                             ------------         -------------
Net Loss                                      $(  138,379)         $  (615,457)
                                              ===========          ===========
Net Loss Per Share                            $(     0.01)         $(     0.11)
                                              ===========          ===========

Weighted Average Common Shares Outstanding     13,922,028            5,371,855

                           SECTOR COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                       FOR THE THREE MONTHS ENDED MAY 31,

                                                        1999            1998
                                                   -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                       $(   138,379)   $(   615,457)
    Adjustments to Reconcile Net Loss to Net
     Cash Provided by Operating Activities:
       Depreciation and Amortization                     85,381         181,747
       Amortization of Discount and Loan Costs           47,407          24,700
       Change in Assets and Liabilities, Net of
        Effect of Acquisition:
           (Increase) Decrease in Assets
              Accounts Receivable                       188,442         157,209
              Prepaid Expenses and Deposits                  23     (    10,591)
           (Decrease) Increase in Liabilities
              Accounts Payable                          145,691     (   302,634)
              Related Party Payable                 (   124,158)        171,954
              Deferred Revenue                                -     (    22,161)
                                                   ------------   -------------
Net Cash Provided (Used) by Operating Activities        204,407     (   415,233)
                                                   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of Fixed Assets                        (    36,509)    (     8,776)
    Notes and Loans Receivable                                -          81,667
                                                   ------------   -------------
Net Cash (Used) Provided by Investing Activities    (    36,509)         72,891
                                                   ------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of Common Stock                                100,000               -
    Sale of Debentures                                        -         430,000
                                                   ------------    -------------
    Net Cash Provided by Investing Activities           100,000         430,000
                                                   ------------    ------------
Effect of Exchange Rate Changes on Cash             (   227,734)         12,013
                                                   ------------   -------------
Net Increase in Cash                                     40,164          99,671
Cash - March 1,                                         181,877         128,911
                                                   ------------    ------------
Cash - May 31,                                     $    222,041    $    228,582
                                                   ============    ============
SUPPLEMENTAL CASH FLOWS INFORMATION:
   Cash Paid For:
     Interest                                      $          -    $          -
                                                   ============    ============
     Taxes                                         $          -    $          -
                                                   ============    ============

                           SECTOR COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                FOR THE THREE MONTHS ENDED MAY 31, 1999 AND 1998


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL ACTIVITIES:

     Period ended May 31, 1999:

     Common stock totaling 2,425,000 shares was issued in settlement of accounts payable aggregating $97,000.


     Period ended May 31, 1998:

     Common stock totaling 126,530 shares was issued to retire a debt of $39,013.

     Common stock totaling 375,000 shares was issued in connection with the preferred stock conversion described in Note 7.

     Common stock totaling 300,000 shares was issued in connection with the placement of the convertible debentures described in Note 8. A discount of $255,000 has been ascribed to these shares.

                           SECTOR COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  MAY 31, 1999

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

          For  further  information  refer  to  the  financial   statements  and
          footnotes included in the Registrant's Annual Report on form 10-KSB for the period ended February 28, 1999.

          The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year ending February 29, 2000.

          The unaudited consolidated balance sheet as of May 31, 1999 and the consolidated statements of operations and cash flows for the three month periods ended May 31, 1999 and 1998 are those of Sector Communications, Inc. ("Sector") and its subsidiaries (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated.

          b)   Loss Per Share

          Loss per share is based on the weighted average number of shares of common stock outstanding during the period.

          On July 1, 1999, the Company effected a 5 for 1 stock split. All share and per share amounts presented in the financial statements give retroactive effect to this stock split.

                           SECTOR COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  MAY 31, 1999

NOTE 2 - PROPERTY AND EQUIPMENT

          Property and equipment consists of the following:

                                                     May 31,      February 28,
                                                      1999             1999
                                                ------------      ------------
           Fiber Network                        $    157,837       $   157,837
           Equipment  1,756,404                    1,850,594
           Furniture and Fixtures                     68,698            47,223
           Vehicles and Other                         90,068            90,068
                                               -------------      ------------
                                                   2,073,007         2,145,722
           Less:  Accumulated Depreciation        (1,679,618)       (1,696,918)
                                                 -----------       -----------
                                                $    393,389      $    448,804
                                                ============      ============

          Depreciation expense for the three-month periods ended May 31, 1999 and 1998 was $85,381 and $83,228, respectively.

NOTE 3 - WARRANTS

          At May 31, 1999, the Company has outstanding common stock purchase warrants as follows:

            Number               Exercise                         Date of
           of Shares              Price        Exercisable      Expiration

               10,000        $    22.50          2/28/97          6/30/00
               10,000             30.00          7/20/97          6/30/00
               10,000             40.00          7/20/98          6/30/00
               25,000              7.90          2/28/97          7/18/99
              125,000              7.90          2/28/97          7/18/99
             --------
              180,000
             ========

                           SECTOR COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  MAY 31, 1999

NOTE 4 - STOCK OPTION PLANS

          A summary of stock option transactions for the period ended May 31, 1999 are as follows:

             Outstanding, Beginning                             3,311,000

             Granted Under the 1999 Non-cash
              compensation Plan at
              an Exercise Price of $0.0312                        160,050
                                                               ----------
             Outstanding, Ending                                3,471,050
                                                               ==========
             Exercisable, Ending                                3,471,050
                                                               ==========

          The Company accounts for its stock option transactions under the provisions of APB No. 25. The following pro forma information is based on estimating the fair value of grants based upon the provisions of SFAS No. 123. The fair value of each option granted during the period indicated has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

               Risk Free Interest Rate                          5.25%
               Life of the Options                            5 years
               Expected Dividend Yield                            -0-
               Expected Volatility                               262%
               Weighted Fair Value of Options Granted           $0.04

          Accordingly, the Company's pro forma net loss and net loss per share assuming compensation cost was determined under SFAS No. 123 would have been the following:

                                                     Three Months Ended May 31,
                                                     ---------------------------
                                                            1999        1998
                                                       ---------    -----------
              Net Loss                                 $(148,930)   $(  656,824)
              Net Loss Per Basic Share                  (   0.01)    (    0.12)

              Weighted Average Option Price Per Share
                  Granted                              $  0.0312      $      -
                  Exercised                                    -             -
                  Cancelled                                    -             -
                  Outstanding at End of Period              0.31           6.83
                  Exercisable at End of Period              0.31           6.83
              Weighted Average Remaining Life
                Of Options Outstanding                 57 months      94 months

                           SECTOR COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  MAY 31, 1999

NOTE 5- STOCKHOLDERS' EQUITY

          The Company issued 2,425,000 shares of common stock in settlement of accounts payable aggregating $97,000.

          In May 1999, the Company sold 3,846,150 shares of common stock to two purchasers for cash proceeds of $100,000.

          On July 1, 1999, the Company effected a 5 for 1 stock split. All share and per share amounts presented in the financial statements give retroactive effect to this stock split.

NOTE 6 - DEBENTURES PAYABLE

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS

     Telecommunication Revenue - Sector continues to earn all of its telecommunications revenue from Sector BG (i) providing direct-dial services for international long distance calls to a select group of hotels and resorts in the cities of Sofia and Plovdiv in Bulgaria; (ii) from the sales, integration, installation, and maintenance of customer-owned digital phone systems (primarily through its distributor agreement with Mitel); and (iii) from usage-based percentages of Sector BG-owned digital phone systems through shared revenue agreements with some of its customers.

     Sector's telecommunications revenue decreased by $ 58,279 or 28.57% from $203,976 for the three months ended on May 31 1998 to $145,697 for the same period ended May 31, 1999. Management believes the continued reduction in revenue was the result of the general recession occurring in Bulgaria as well as the continuing loss of a portion of the customer base previously maintained.

     Software Sales and Maintenance - Sector's software sales and maintenance revenue decreased by $53,868 or 50.62% from $106,408 for the three months ended on May 31 1998 to $52,540 for the same period ended May 31, 1999 (all figures are net of payments to third party distributors). Management believes the decrease in sales for the three months ending May 31, 1999 continues to be affected by the lack of capital available to HIS to (1) fund an adequate level of sales and marketing expense and (2) fund the software and development expense necessary to upgrade existing product lines or to develop new applications.

     Costs of Sales - The Cost of Sales of Sector decreased by $22,062 or 15.89% from $138,839 for the three months ended on May 31 1998 to $116,777 for the same period ended May 31, 1999. Most of the decrease was attributable to the decrease in costs associated with the distribution and sale of the HIS new software products caused by the substantial decrease in the revenues associated with such sales.

     Software Development Costs - Software development costs consisted primarily of salaries, related benefits, consultants fees and other costs. Sector's software development costs decreased by $86,439 or 67.32% from $128,396 for the three months ended on May 31 1998 to $41,957 for the same period ended May 31, 1999. The decrease was attributable to the lack of available capital to HIS to adequately fund its software development needs.

     Operating Expenses- Operating expenses consisted primarily of personnel costs, including salaries, benefits and bonuses and related costs for management, finance and accounting, legal and other professional services. Total operating expenses of Sector decreased by $471,464 or 61.64% from $764,840 for the three months ended on May 31 1998 to $293,376 for the same period ended May 31, 1999. These reductions in operating expenses are expected to continue inasmuch as Sector has substantially reduced its corporate overhead expenses. Additionally, the HIS-related operating expenses have been substantially reduced. To continue to operate Sector at the currently reduced level of operating expenses may severely impact the ability of Sector to continue as a viable on-going concern.

     Administrative Costs and Other Costs- Management expects that Sector BG's general and administrative costs, not taking into consideration any expansion of the current network, to remain at current levels.

     Management expects Sector's general and administrative costs, exclusive of any addition of new employees, to remain at or below the levels experienced in the three months ended on May 31 1998.

     Interest Expense - Interest expense for the three month period ending May 31, 1999 increased by $12,825 as compared to the expense in the same three month period in 1998. fiscal 19987. The increase in interest expense was primarily result of the issuance of convertible debentures early in fiscal 1999.

     Management expects that interest expense could increase in the future to the degree Sector borrows funds in order to finance any continuing operating cash flow deficits and implements any capital expenditure plans.

     Gold Exploration Costs and Activities - In connection with the change in Sector's strategic direction, Management had previously decided to curtail any significant future gold exploration activities and has relinquished any rights it may have previously had to its claims in the Ketchum Project. Management does not expect Sector to incur significant costs in the future related to any gold exploration properties or other gold exploration related activities

LIQUIDITY AND CAPITAL RESOURCES

     During fiscal 1999, the Company financed Sector's operations primarily through (i) funds it received from the sale of securities in offshore private placements in accordance with Regulation S of the Securities Act (See Note 6 to the Financial Statements herein). Additionally, the Company sold 3,846,150 shares in May 1999 to two purchasers for cash proceeds of $100,000; and (ii) sales revenue generated from the Company's subsidiaries.

    Sector has in the past and is currently experiencing negative cash flow from operations. The funding of future operations will require further infusions of capital.

    If additional funds are raised by the Company through the issuance of equity securities, securities convertible into or exercisable for equity securities, or an equity securities exchange, the percentage ownership of the then current stockholders of the Company will be reduced. The Company may issue preferred stock with rights, preferences or privileges senior to those of the Common Stock. There can be no assurance that the Company will be successful in its efforts to obtain adequate capital nor if any such additional capital is made available to the Company that it will be on terms and conditions that are not extremely dilutive to the present holders of the Common Stock. Discontinuance of the listing of the Common Stock on the NASDAQ Small Cap Market has occurred. Sector is currently listed on the NASDAQ Over the Counter Bulletin Board.

FORWARD-LOOKING STATEMENTS

    Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. There are certain important factors that could cause results to differ materially from those in the forward-looking statements contained in the above discussion. Among such important factors are (i) the timely creation of versions of Sector's products for the Microsoft Windows NT and Unix operating systems, (ii) the impact of Microsoft Windows NT, Unix and other operating systems on the Open VMS market upon which Sector's current products are dependent, (iii) the reliance on distributors to continue reselling Sector's products, (iv) the ability of Sector to successfully expand the distribution of its products through new and unproven channels, including resellers, integrators, distributors and direct sales, (v) the risks associated with Sector's engineering effort needed to develop products for Microsoft Windows NT and Unix, (vi) the impact of competitive products and pricing, (vii) the uncertainty of the labor market and local regulations in Switzerland, Bulgaria and the United Kingdom, (vii) Sector's ability to hire and retain research and development personnel with appropriate skills in a highly competitive labor market, and (viii) such risks and uncertainties as are detailed from time to time in the Company's public reports, including this Report.

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

     Uncertainty in Developing Products for New Operating Systems. Sector's software products operate primarily on the Open VMS operating system. Sector's current product development activities are primarily directed towards developing new products for the Windows NT and UNIX operating systems, developing enhancements to its current products and porting new products and enhancements to other operating systems. Sector has made and intends to continue to make substantial investments in porting its products to new operating systems and Sector's future success will depend on its ability to successfully accomplish such ports.

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

     Risks Associated With International Operations. International revenue (from sales outside the United States and Canada) accounted for a significant percentage of Sector's total revenues for fiscal 1999. Management believes that Sector's success depends upon continued expansion of its international operations. Sector currently has sales offices in Bulgaria and Switzerland. Any International expansion may require Sector to establish additional foreign offices, hire additional personnel and recruit additional international resellers. This may require significant management attention and financial resources and could adversely affect Sector's operating margins. To the extent that Sector is unable to effect these additions efficiently and in a timely manner, its growth, if any, in international sales will be limited, and its business, operating results and financial condition could be materially and adversely affected. There can be no assurance that Sector will be able to maintain or increase international market demand for its products. Sector, as noted earlier cannot and will not expand or contribute further to any maintenance of the operations of its HIS subsidiary in Switzerland.

     As of May 31, 1999, the Company's Swiss subsidiary employed engineers and contractors located in Zurich who perform certain product development work. The Company's Bulgarian subsidiary operates autonomously from Sofia. These international operations subject Sector to a number of risks inherent in developing products and services outside of the United States, including the potential loss of developed technology, imposition of governmental controls, export license requirements, restrictions on the export of critical technology, political and economic instability, trade restrictions, difficulties in managing international operations and lower levels of intellectual property protection.

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

     Sector's future financial performance will depend in large part on the growth of its telecommunications service business in Eastern Europe as well as its ability to expand horizontally the scope of its business activities in that region. As a result of competition, technological change or other factors, Sector's business, operating results and financial condition could be materially and adversely affected.

     Rapid Technological Change and Requirement for Frequent Product Transitions. The market for Sector's products is characterized by rapid technological developments, evolving industry standards and rapid changes in customer requirements. The introduction of products embodying new technologies, the emergence of new industry standards or changes in customer requirements could render Sector's existing products obsolete and unmarketable. As a result, Sector's future success will depend upon its ability to continue to enhance existing products, respond to changing customer requirements and develop and introduce, in a timely manner, new products that keep pace with technological developments and emerging industry standards. There can be no assurance that Sector's products or services will achieve market acceptance, or will adequately address the changing needs of the marketplace or that Sector will be successful in developing and marketing enhancements to its existing products or new products incorporating new telecommunication technology on a timely basis. Sector has in the past experienced delays in the development of its telecommunications services and there can be no assurance that Sector will not experience further delays in connection with its current service offering or future service development activities. If Sector is unable to develop and introduce new products, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements, Sector's business, operating results and financial condition will be materially and adversely affected. Because Sector has limited resources, Sector must restrict its business development efforts to a relatively small number of products and services. There can be no assurance that these efforts will be successful or, even if successful, that any resulting products or operating systems will achieve market acceptance.

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

                          Part II - Other Information

Item 2 - Legal Proceedings.

     The Company is party to the following Legal Proceedings:

A.   Indira Shetty v. World Wide Plumbing et al.

1.   Supreme Court of the State of New York, county of Queens

2.   Filed August 30, 1999

3. Defendants - World-wide Plumbing Supply, Inc, Allan Kline, and Sector Communications, Inc.

4. Plaintiff alleges Allan Kline represented he was the President of Sector and would sell Plaintiff 35,000 shares of stock for $ 20,000.00. Mr. Kline allegedly told Plaintiff that World-Wide Plumbing Supply, Inc. was the parent company of Sector. Plaintiff issued a check to World-wide Plumbing and it was cashed. World-wide is a an entity in the New York area and has filed an answer. Sector has no knowledge of World-Wide Plumbing and denies each and every allegation of wrongdoing. Sector pled that Allan Kline was not the President of Sector and has no knowledge of any of the facts.

5. Plaintiff seeks his $ 20,000.00.

This case is presently being litigated.


B  Svennson v. Sector Communications, Inc.

1.   U.S. District Court for the Eastern District of Virginia

2.   Filed December 8, 1988

3.   Ebbe Svennson is the Plaintiff. Sector Communications, Inc is the defendant

4. This is an action brought by Svennson to recover fees allegedly owed to him by Sector. It was Plaintiff's contention that he met with S. Allan Kline and others, and was hired to obtain funds and broker transactions with European investors. 5. $ 1,750,000 and 400,00 shares of Sector common stock.

Defendant Sector Communications, Inc., contested each and every allegation and was prepared for trial. Plaintiff dismissed said action in June, 1999.


C. USIS International Capital Corp. v. Sector Communications, Inc and S. Allan Kline

1.   Supreme court of the State of New York, County of New York

2.   Filed August 14, 1998

3. USIS International Capital Corp. (Plaintiff); Sector Communications, Inc and S. Allan Kline (Defendants)

4. Plaintiff alleged breach of contract, fraud, misrepresentation, stock manipulation and insider trading violations.

5.   $2,500,000.

Defendant Sector Communications, Inc. motioned the Court for dismissal for Plaintiff's failure to properly serve the complaint upon it; the Court granted an order to serve the complaint and appear and Plaintiff thereafter failed to comply; the Court dismissed the lawsuit on September 28, 1999.

    Item 6 - Exhibits and reports on Form 8-K

(a)  Exhibit Index

No.  Description
--   -----------
27   Financial Data Schedule


(b)  Reports on Form 8-K
       None




                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   SECTOR COMMUNICATIONS, INC.
                                        (Registrant)



                                   By       /s/ Theodore Georgelas
                                        --------------------------
                                           President, and Director