Form 10QSB
period 1999-08-31
SECTOR COMMUNICATIONS INC
filed 2000-04-05
CIK 741012

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:   August 31, 1999        Commission File Number:   0-22382

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

                                            Number of Shares Outstanding
                  Date                            At August 31, 1999

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

            Item 2.  Managements Discussion and Analysis of Financial
                      Condition and Results of Operations..................10

   PART II  OTHER INFORMATION

            Item 6.  Exhibits and Reports on Form 8-K......................19

            Signature Page.................................................19


                           SECTOR COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEET

                                                              August31,    February 28,
                                                               1999               1999
                                                             -------
       ASSETS                                               (unaudited)
CURRENT ASSETS
    Cash and Cash Equivalents                               $    230,547    $      181,877
    Accounts Receivable, net of provision for
     doubtful accounts of $17,000                                230,259           494,563
    Prepaid Expenses                                              47,518            22,343
                                                            ------------    ---------------
       Total Current Assets                                      508,324           698,783
                                                            ------------    --------------

PROPERTY AND EQUIPMENT                                         2,112,377         2,145,722
    Accumulated Depreciation                                 ( 1,763,009)      ( 1,696,918)
                                                            ------------     -------------
    Net Book Value                                               349,368           448,804
                                                            ------------     --------------

OTHER ASSETS
    Other Assets                                                       -            22,581
    Deposits                                                      27,630            28,041
                                                           -------------    --------------
       Total Other Assets                                         27,630            50,622
                                                           -------------    --------------

       TOTAL OTHER ASSETS                                  $     885,322     $   1,198,209
                                                           =============     =============

          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts Payable and Accrued Expenses                      1,739,526         1,797,216
    Debentures Payable, Net of Discount of
     $0 and $56,309                                              263,952           207,643
    Deferred Revenue                                             320,200           335,105
    Due to Related Parties                                       138,733           182,891
                                                            ------------    --------------
       Total Current Liabilities                               2,462,411         2,522,855

Rent Deposit                                                      12,248            12,248
                                                            ------------    --------------

       TOTAL LIABILITIES                                       2,474,659         2,535,103
                                                            ------------    --------------

Commitments and Contingencies

STOCKHOLDERS' EQUITY
    Preferred Stock, $.001 par value; 5,000,000
     shares authorized, no shares issued and
      outstanding                                                     -
    Preferred Stock, Series A $.001 par value,
    and 250 shares issued and outstanding                                                -
    Common Stock, $.001 par value; 40,000,000
     shares authorized 17,193,805 and 10,922,655
     shares issued and outstanding                                17,194            10,923
    Additional Paid-in Capital                                14,376,350        14,185,622
    Accumulated Deficit                                      (15,582,321)      (15,364,474)
    Cumulative Foreign Currency Translation Adjustment       (   400,560)      (   168,965)
                                                            -------------   ---------------
       Total Stockholders' Equity                            ( 1,589,337)     (  1,336,894)
                                                            ------------    --------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $    885,322    $    1,198,209
                                                            ============    ==============

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                                            SECTOR COMMUNICATIONS, INC.
                                       CONSOLIDATED STATEMENT OF OPERATIONS
                                                    (UNAUDITED)

                                                  Three Months Ended                        Six      Months Ended
                                              August 31,       August 31,                August 31,     August 31,
                                                1999              1998                      1999       1998
                                            ------------      -----------              -----------  -------------
REVENUE
   Telecommunication Revenue                $  160,003        $   157,352               $  305,700     $    361,328
   Software Sales and Maintenance              107,844             89,162                  160,384          195,570
                                            -----------       ------------              -----------      ----------
                                               267,847           246,514                   466,084          556,898

COST OF SALES                                  116,744           128,807                   233,521          267,646
                                            -----------       -----------              -----------       ----------
GROSS PROFIT                                   151,103            117,707                  232,563          289,252
                                             ---------        -----------               -----------       ---------

OPERATING EXPENSES
   Gold Exploration Costs                            -                691                        -            3,353
   Software Development Costs                   46,723             78,136                   88,680         206,532
   Sales, General and Administrative           148,925            372,201                  400,344        1,005,983
                                             ---------        -----------               ----------                -
     Total Operating Expenses                  195,648            451,028                  489,024        1,215,868
                                             ---------        -----------               ----------       ----------

Loss From Operations                         (  44,545)      (   333,321)                 (256,461)       ( 926,616)
                                            ----------       ------------              ----------         ---------

OTHER INCOME (EXPENSE)
   Interest (Expense)                        (  26,889)      (     81,462)               (  64,740)        (107,287)
   Other Income (Expense)                    (   8,034)             2,411                  103,354            6,074
                                           -------------     -----------              -----------         ---------

     Total Other Income (Expense)            (  34,923)      (     79,051)                  38,614        (101,213)
                                           ------------      -------------             -----------        ---------

Loss Before Provision for Income Taxes       (  79,468)      (    412,372)                (217,847)     (1,027,829)

Provision for Income Taxes                           -                  -                        -               -
                                           -----------      -----------               ------------       ----------

Net Loss                                   $ (  79,468)       $(  412,372)            $   (217,847)    $(1,027,829)
                                           ===========        ===========             =============    ============

Loss Per Share                             $ (    0.01)       $(     0.07)            $  (    0.01)     $(    0.18)
                                           ===========        ===========             ============      ===========

Weighted Average Number of Shares
   Outstanding                              17,193,805          6,058,225               15,557,916       5,715,730



The accompanying notes are an integral part of these consolidated financial statements.

                           SECTOR COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                       FOR THE SIX MONTHS ENDED AUGUST 31,



                                                        1999             1998
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                          $  (217,847)   $(1,027,829)
   Adjustments to Reconcile Net Loss to Net Cash
    Provided By Operating Activities:
     Depreciation and Amortization                       168,448        392,660
     Amortization of Discount and Loan Costs              78,889         94,300
     Change in Assets and Liabilities
       (Increase) Decrease in Assets
         Accounts Receivable                             264,304        201,759
         Prepaid Expenses and Deposits                   (25,175)       (15,355)
       (Decrease) Increase in Liabilities
         Accounts Payable                                 39,310       (183,479)
         Related Party Payable                           (44,158)        31,739
         Deferred Revenue                                   --          (78,932)
                                                     -----------    -----------
Net Cash Provided (Used) By Operating Activities         263,771       (585,137)
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Fixed Assets                              (75,879)       (21,478)
   Notes and Loans Receivable                               --           87,500
                                                     -----------    -----------
Net Cash Provided by Investing Activities                (75,879)        66,022
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of Common Stock                                  100,000
   Sale of Debentures                                       --          430,000
                                                     -----------    -----------
                                                         100,000        430,000
                                                     -----------    -----------
Effect of Exchange Rate Changes on Cash                 (239,222)       155,511
                                                     -----------    -----------

Net Increase in Cash                                      48,670         66,396

CASH - MARCH 1,                                          181,877        128,911
                                                     -----------    -----------
CASH - AUGUST 31,                                    $   230,547    $   195,307
                                                     ===========    ===========

SUPPLEMENTAL CASH FLOWS INFORMATION:
   Cash Paid For:
     Interest                                        $         -     $        -
                                                     ===========     ===========
     Taxes                                           $         -     $         -
                                                     ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                       FOR THE SIX MONTHS ENDED AUGUST 31,



SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL ACTIVITIES:

     Period Ended August 31, 1999:

     Common stock totaling 2,425,000 shares was issued in settlement of accounts payable aggregating $97,000.

     Period Ended August 31, 1998:

     Common stock totaling126,530 shares was issued to retire a debt of $39,013.

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

                           SECTOR COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 AUGUST 31, 1999

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

               The unaudited consolidated balance sheet as of August 31, 1999 and the consolidated statements of operations and cash flows for the six and three month periods ended August 31, 1999 and 1998 are those of Sector Communications, Inc. ("Sector") and its subsidiaries (collectively the "Company"). All significant inter-company accounts and transactions have been eliminated.

          b)   Loss Per Share

               Loss per share is based on the weighted average number of shares of common stock outstanding during the period.

               On July 1, 1999, the Company effected a 5 for 1 stock split. All share and per share amounts presented in the financial statements give retroactive effect to this stock split.

                           SECTOR COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 AUGUST 31, 1999


NOTE 2 - PROPERTY AND EQUIPMENT

          Property and equipment consists of the following:

                                                 August 31,      February 28,
                                                    1999             1999
                                               ------------      ------------
           Fiber Network                       $    157,837       $   157,837
           Equipment  1,817,249                   1,850,594
           Furniture and Fixtures                    47,223            47,223
           Vehicles and Other                        90,068            90,068
                                              -------------      ------------
                                                  2,112,377         2,145,722
           Less:  Accumulated Depreciation        1,763,009        (1,696,918)
                                               ------------       -----------
                                               $    349,368      $    448,804
                                               ============      ============

          Depreciation expense for the six-month periods ended August 31, 1999 and 1998 was $168,448 and $164,795, respectively and for the three month periods ended August 31, 1999 and 1998 was $83,067 and $81,567, respectively.

NOTE 3 - WARRANTS

          At August 31, 1999, the Company has outstanding common stock purchase warrants as follows:


            Number               Exercise                         Date of
           of Shares              Price        Exercisable      Expiration

           10,000            $    22.50         2/28/97          6/30/00
           10,000                 30.00         7/20/97          6/30/00
           10,000                 40.00         7/20/98          6/30/00
          -------
           30,000

                           SECTOR COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 AUGUST 31, 1999

NOTE 4 - STOCK OPTION PLANS

          A summary of stock option transactions for the period ended August 31, 1999 are as follows:

            Outstanding, Beginning                          3,311,000

            Granted Under the 1999 Non-cash
            compensation Plan at
            Exercise Prices of
            $0.0312 - $0.0438                              1,188,958
                                                           ---------

           Outstanding, Ending                             4,499,958
                                                           =========
           Exercisable, Ending                             4,499,958
                                                           =========

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

          Accordingly, the Company's pro forma net loss and net loss per share assuming compensation cost was determined under SFAS No. 123 would have been the following:

                                                 Three Months Ended August 31,
                                                 -------------------------------
                                                            1999        1998
                                                       ---------    -----------
              Net Loss                                 $(284,576)   $(1,110,563)
              Net Loss Per Basic Share                  (   0.02)    (    0.19)

              Weighted Average Option Price Per Share
                  Granted                              $    0.04    $        -
                  Exercised                                    -             -
                  Cancelled                                    -             -
                  Outstanding at End of Period              0.25           6.83
                  Exercisable at End of Period              0.25           6.83
              Weighted Average Remaining Life
                Of Options Outstanding                 55 months       91 months

                           SECTOR COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 AUGUST 31, 1999

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

NOTE 6- DEBENTURES PAYABLE (Continued)

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

     Sector's telecommunications revenue increased by $ 2,651 or 1.68% from $157,352 for the three months ended on August 31 1998 to $160,003 for the same period ended August 31, 1999. Management believes the increase in revenue was the result of an increase of the customer base previously maintained.

     Software Sales and Maintenance - Sector's software sales and maintenance revenue increased by $18,682 or 20.95% from $89,162 for the three months ended on August 31 1998 to $107,844 for the same period ended August 31, 1999 (all figures are net of payments to third party distributors). Management believes the increase in sales for the three months ending August 31, 1999 was the result of more increases in sales, however, the Company continues to be affected by the lack of capital available to HIS to (1) fund an adequate level of sales and marketing expense and (2) fund the software and development expense necessary to upgrade existing product lines or to develop new applications.

     Costs of Sales - The Cost of Sales of Sector decreased by $12,063 or 9.36% from $128,807 for the three months ended on August 31 1998 to $116,744 for the same period ended August 31, 1999. Most of the decrease was attributable to the decrease in costs associated with the distribution and sale of the HIS new software products caused by the long term decrease in the revenues associated with such sales.

     Software Development Costs - Software development costs consisted primarily of salaries, related benefits, consultants fees and other costs. Sector's software development costs decreased by $31,413 or 40.2% from $78,136 for the three months ended on August 31 1998 to $46,723 for the same period ended August 31, 1999. The decrease was attributable to the lack of available capital to HIS to adequately fund its software development needs.

     Operating Expenses- Operating expenses consisted primarily of personnel costs, including salaries, benefits and bonuses and related costs for management, finance and accounting, legal and other professional services. Total operating expenses of Sector decreased by $255,380 or 56.62% from $451,028 for the three months ended on August 31 1998 to $195,648 for the same period ended August 31, 1999. These reductions in operating expenses are expected to continue inasmuch as Sector has substantially reduced its corporate overhead expenses. Additionally, the HIS-related operating expenses have been substantially reduced. To continue to operate Sector at the currently reduced level of operating expenses may severely impact the ability of Sector to continue as a viable on-going concern.

     Administrative Costs and Other Costs- Management expects that Sector BG's general and administrative costs, not taking into consideration any expansion of the current network, to remain at current levels.

     Management expects Sector's general and administrative costs, exclusive of any addition of new employees, to remain at or below the levels experienced in the three months ended on August 31 1998.

     Interest Expense - Interest expense for the three month period ending August 31, 1999 decreased by $54,573 as compared to the expense in the same three month period in 1998. The decrease in interest expense was primarily result of the conversion of convertible debentures issued in early in fiscal 1999.

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

     As of August 31, 1999, the Company's Swiss subsidiary employed engineers and contractors located in Zurich who perform certain product development work. The Company's Bulgarian subsidiary operates autonomously from Sofia. These international operations subject Sector to a number of risks inherent in developing products and services outside of the United States, including the potential loss of developed technology, imposition of governmental controls, export license requirements, restrictions on the export of critical technology, political and economic instability, trade restrictions, difficulties in managing international operations and lower levels of intellectual property protection.

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