Form 10QSB
period 1999-11-30
SECTOR COMMUNICATIONS INC
filed 2000-04-05
CIK 741012

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:  November 30, 1999        Commission File Number:   0-22382

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

                                            Number of Shares Outstanding
                  Date                            At November 30, 1999

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

            Item 2.  Managements Discussion and Analysis of Financial
                      Condition and Results of Operations..................10

   PART II  OTHER INFORMATION

            Item 6.  Exhibits and Reports on Form 8-K......................19

            Signature Page.................................................19

                           SECTOR COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEET

                                                          November 30,        February 28,
                                                             1999                 1999
                                                          --------------     ------------
                                                           (unaudited)
          ASSETS
CURRENT ASSETS
   Cash and Cash Equivalents                              $      192,333    $    181,877
   Accounts Receivable, net of provision for
    doubtful accounts of $17,000                                 263,069         494,563
   Prepaid Expenses                                               10,449          22,343
                                                          ----------------    -----------
      Total Current Assets                                       465,851         698,783
                                                          ---------------    ------------

PROPERTY AND EQUIPMENT                                         2,133,285       2,145,722
   Accumulated Depreciation                                   (1,837,655)    ( 1,696,918)
                                                          --------------   -------------
   Net Book Value                                                295,630         448,804
                                                          ---------------  --------------

OTHER ASSETS
   Other Assets                                                        -          22,581
   Deposits                                                       29,302          28,041
                                                          --------------    -------------
      Total Other Assets                                          29,302          50,622
                                                          ---------------    ------------

      TOTAL OTHER ASSETS                                  $      790,783    $   1,198,209
                                                          ==============    =============

          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts Payable and Accrued Expenses                       1,807,986       1,797,216
   Debentures Payable, Net of Discount of
    $0 and $56,309                                               263,952         207,643
   Deferred Revenue                                              154,152         335,105
   Due to Related Parties                                        138,733         182,891
                                                          --------------    -------------
      Total Current Liabilities                                2,364,823       2,522,855

Rent Deposit                                                      12,248          12,248
                                                          --------------    -------------
      TOTAL LIABILITIES                                        2,377,071       2,535,103
                                                          ---------------   -------------
Commitments and Contingencies

STOCKHOLDERS' EQUITY
   Preferred Stock, $.001 par value; 5,000,000 shares
    authorized, no shares issued and outstanding                                      -
   Preferred Stock, Series A $.001 par value,
   and 250 shares issued and outstanding                                              -
   Common Stock, $.001 par value; 40,000,000 shares
    authorized 17,193,805 and 10,922,655 shares issued
    and outstanding                                               17,194          10,923
   Additional Paid-in Capital                                 14,376,350      14,185,622
   Accumulated Deficit                                       (15,538,176)    (15,364,474)
   Cumulative Foreign Currency Translation Adjustment      (     441,656)  (     168,965)
                                                          -------------- ---------------
      Total Stockholders' Equity                            (  1,586,288)   (  1,336,894)
                                                          --------------  --------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $      790,783   $   1,198,209
                                                          ==============   =============

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                                    SECTOR COMMUNICATIONS, INC.
                                CONSOLIDATED STATEMENT OF OPERATIONS
                                            (UNAUDITED)

                                        Three Months Ended               Nine Months Ended
                                    November 30,   November 30,     November 30,   November 30,
                                          1999           1998            1999         1999
                                    ------------  -------------    -------------   -------------
REVENUE
  Telecommunication Revenue          $  206,505    $   169,462      $  512,205     $   530,790
  Software Sales and Maintenance        239,405        193,375         399,789         388,945
                                    -----------   ------------     -----------    ------------
                                        445,910        362,837         911,994         919,735

COST OF SALES                           125,259        177,298         358,780         444,944
                                   ------------   ------------     -----------     -----------

GROSS PROFIT                            320,651        185,539         553,214         474,791
                                   ------------   ------------     -----------     -----------

OPERATING EXPENSES
  Gold Exploration Costs                      -            701               -           4,054
  Software Development Costs            132,123         17,042         220,803         223,574
  Sales, General and Administrative     140,867        414,017         541,211       1,420,000
                                    -----------   ------------      ----------     -----------
    Total Operating Expenses            272,990        431,760         762,014       1,647,628
                                    -----------   ------------      ----------     -----------

Income (Loss) From Operations            47,661      ( 246,221)       (208,800)     (1,172,837)
                                   ------------   ------------      ----------     ------------
OTHER INCOME (EXPENSE)
  Interest (Expense)                   (  5,264)   (     5,312)      (  70,004)    (   112,599)
  Other Income (Expense)                  1,748         88,269         105,102          94,343
                                  -------------  -------------      ----------   -------------

    Total Other Income (Expense)       (  3,516)        82,957          35,098    (     18,256)
                                  -------------  -------------     -----------   -------------

Income (Loss) Before Provision
 for Income Taxes                        44,145     (  163,264)       (173,702)     (1,191,093)

Provision for Income Taxes                    -              -               -               -
                                  -------------  -------------     -----------   -------------
Net Income (Loss)                 $      44,145   $   (163,264)      $(173,702)    $(1,191,093)
                                  =============   ============       =========     ===========
Loss Per Share                    $          -    $  (    0.03)      $(   0.01)    $(     0.21)
                                  =============   ============       =========     ============

Weighted Average Number of
  Shares Outstanding                 17,193,805      6,058,225      16,099,247       5,715,730



The accompanying notes are an integral part of these consolidated financial statements.

                           SECTOR COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                     FOR THE NINE MONTHS ENDED NOVEMBER 30,



                                                       1999              1998
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                         $  (173,702)   $(1,191,093)
  Adjustments to Reconcile Net Loss to Net Cash
   Provided By Operating Activities:
    Depreciation and Amortization                      246,126        561,887
    Amortization of Discount and Loan Costs             78,889        132,745
    Bad Debt                                              --           37,500
    Change in Assets and Liabilities
      (Increase) Decrease in Assets
        Accounts Receivable                            231,494        124,220
        Prepaid Expenses and Deposits                   10,633         46,774
      (Decrease) Increase in Liabilities
        Accounts Payable                               107,770         66,965
        Related Party Payable                          (44,158)      ( 50,130)
        Deferred Revenue                              (180,953)      (108,586)
                                                    -----------    -----------
Net Cash Provided (Used) By Operating Activities       276,099       (379,718)
                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Fixed Assets                             (98,419)       (80,976)
  Notes and Loans Receivable                              --           87,500
                                                    -----------    -----------
Net Cash Provided by Investing Activities              (98,419)         6,524
                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of Common Stock                                 100,000           --
  Sale of Debentures                                      --          430,000
                                                    -----------    -----------
                                                       100,000        430,000

Effect of Exchange Rate Changes on Cash               (267,224)           910
                                                    -----------    -----------

Net Increase in Cash                                    10,456         57,716

CASH - MARCH 1,                                        181,877        128,911
                                                    -----------    -----------
CASH - AUGUST 31,                                  $   192,333    $   186,627
                                                   ===========    ===========
SUPPLEMENTAL CASH FLOWS INFORMATION:
   Cash Paid For:
     Interest                                      $         -    $        -
                                                   ===========    ===========
     Taxes                                         $         -    $         -
                                                   ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                     FOR THE NINE MONTHS ENDED NOVEMBER 30,



SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL ACTIVITIES:

     Period Ended November 30, 1999:

     Common stock totaling 2,425,000 shares were issued in settlement of accounts payable aggregating $97,000.

     Period Ended November 30, 1998:

     Common stock totaling 126,530 shares was issued to retire a debt of $39,013.

     Common stock totaling 325,000 shares was issued in connection with the preferred stock conversion described in Note 7.

     Common stock totaling 300,000 shares was issued in connection with the placement of the convertible debentures described in Note 8. A discount of $255,000 has been ascribed to these shares.
















The accompanying notes are an integral part of these consolidated financial statements.

                           SECTOR COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                NOVEMBER 30, 1999

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

          The unaudited consolidated balance sheet as of November 30, 1999 and the consolidated statements of operations and cash flows for the nine and three month periods ended November 30, 1999 and 1998 are those of Sector Communications, Inc. ("Sector") and its subsidiaries (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated.

     b)   Loss Per Share

          Loss per share is based on the weighted average number of shares of common stock outstanding during the period.

          On July 1, 1999, the Company effected a 5 for 1 stock split. All share and per share amounts presented in the financial statements give retroactive effect to this stock split.

                           SECTOR COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                NOVEMBER 30, 1999

NOTE 2 - PROPERTY AND EQUIPMENT

          Property and equipment consists of the following:

                                                November 30,   February 28,
                                                   1999             1999
                                               -------------  ------------
             Fiber Network                      $    157,837   $   157,837
             Equipment                             1,838,157     1,850,594
             Furniture and Fixtures                   47,223        47,223
             Vehicles and Other                       90,068        90,068
                                               -------------  ------------
                                                   2,133,285     2,145,722
             Less:  Accumulated Depreciation      (1,837,655)   (1,696,918)
                                                 -----------   -----------
                                                $    295,630  $    448,804
                                                ============  ============

          Depreciation expense for the nine-month periods ended November 30, 1999 and 1998 was $246,126 and $278,367, respectively, and for the three month periods ended November 30, 1999 and 1998 was $77,678 and $113,572, respectively.

NOTE 3 - WARRANTS

          At November 30, 1999, the Company has outstanding common stock purchase warrants as follows:


            Number               Exercise                         Date of
           of Shares              Price        Exercisable      Expiration

           10,000            $    22.50         2/28/97          6/30/00
           10,000                 30.00         7/20/97          6/30/00
           10,000                 40.00         7/20/98          6/30/00
          -------
           30,000

                                    SECTOR COMMUNICATIONS, INC.
                                      NOTES TO FINANCIAL STATEMENTS
                                               (UNAUDITED)
                                            NOVEMBER 30, 1999

   NOTE 4 -    STOCK OPTION PLANS

          A summary of stock option transactions for the period ended November 31, 1999 are as follows:

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

          Accordingly, the Company's pro forma net loss and net loss per share assuming compensation cost was determined under SFAS No. 123 would have been the following:

                                                 Nine Months Ended November 30,
                                                 -------------------------------
                                                            1999        1998
                                                       ---------    -----------
              Net Loss                                 $(240,432)   $(1,315,200)
              Net Loss Per Basic Share                  (   0.01)    (    0.23)

              Weighted Average Option Price Per Share
                  Granted                              $    0.04     $       -
                  Exercised                                    -             -
                  Cancelled                                    -             -
                  Outstanding at End of Period              0.25           6.83
                  Exercisable at End of Period              0.25           6.83
              Weighted Average Remaining Life
                Of Options Outstanding                 52 months       88 months

                                    SECTOR COMMUNICATIONS, INC.
                                  NOTES TO FINANCIAL STATEMENTS
                                           (UNAUDITED)
                                        NOVEMBER 30, 1999

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

     Sector's telecommunications revenue increased by $ 37,043 or 21.85% from $169.462 for the three months ended on November 30, 1998 to $206,505 for the same period ended November 30, 1999. Management believes the increase in revenue was the result of an increase of the customer base previously maintained.

     Software Sales and Maintenance - Sector's software sales and maintenance revenue increased by $46,030 or 23.8% from $193,375 for the three months ended on November 30 1998 to $239,405 for the same period ended November 30, 1999 (all figures are net of payments to third party distributors). Management believes the increase in sales for the three months ending November 30, 1999 was the result of more increases in sales, however, the Company continues to be affected by the lack of capital available to HIS to (1) fund an adequate level of sales and marketing expense and (2) fund the software and development expense necessary to upgrade existing product lines or to develop new applications.

     Costs of Sales - The Cost of Sales of Sector decreased by $52,039 or 29.35% from $177,298 for the three months ended on November 30, 1998 to $125,259 for the same period ended November 30, 1999. Most of the decrease was attributable to the decrease in costs associated with the distribution and sale of the HIS new software products caused by the long term decrease in the revenues associated with such sales.

     Software Development Costs - Software development costs consisted primarily of salaries, related benefits, consultants fees and other costs. Sector's software development costs increased by $115,081 or 675% from $17,042 for the three months ended on November 30 1998 to $132,123 for the same period ended November 30, 1999. The increase was attributable to an infusion of capital into HIS to fund its software development.

     Operating Expenses- Operating expenses consisted primarily of personnel costs, including salaries, benefits and bonuses and related costs for management, finance and accounting, legal and other professional services. Total operating expenses of Sector decreased by $158,770 or 36.77% from $431,760 for the three months ended on November 30 1998 to $272,990 for the same period ended November 30, 1999. These reductions in operating expenses are expected to continue inasmuch as Sector has substantially reduced its corporate overhead expenses. Additionally, the HIS-related operating expenses have been substantially reduced. To continue to operate Sector at the currently reduced level of operating expenses may severely impact the ability of Sector to continue as a viable on-going concern.

     Administrative Costs and Other Costs- Management expects that Sector BG's general and administrative costs, not taking into consideration any expansion of the current network, to remain at current levels.

     Management expects Sector's general and administrative costs, exclusive of any addition of new employees, to remain at or below the levels experienced in the three months ended on November 30, 1998.

     Interest Expense - Interest expense for the three month period ending November 30, 1999 decreased by $48 as compared to the expense in the same three month period in 1998. The decrease in interest expense was nominal, and the low rate was primarily the result of the conversion of convertible debentures issued in early in fiscal 1999.

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

     As of November 30, 1999, the Company's Swiss subsidiary employed engineers and contractors located in Zurich who perform certain product development work. The Company's Bulgarian subsidiary operates autonomously from Sofia. These international operations subject Sector to a number of risks inherent in developing products and services outside of the United States, including the potential loss of developed technology, imposition of governmental controls, export license requirements, restrictions on the export of critical technology, political and economic instability, trade restrictions, difficulties in managing international operations and lower levels of intellectual property protection.

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