Form 10KSB
period 2000-02-29
SECTOR COMMUNICATIONS INC
filed 2000-06-13
CIK 741012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the year ended February 29, 2000
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [ ]

The issuer had operating revenues of $1,190,418 for the year ended February 29, 2000.


As of May 15, 2000, there were 17,193,805 shares of the issuer's common stock outstanding. The aggregate market value of the 15,508,705 shares of the issuer's voting stock held by non-affiliates was $2,481,393 based on the last price of $0.16 on that date as reported by National Association of Securities Dealers Over The Counter Bulletin Board (OTC BB) Stock Market. The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 5% of the outstanding shares atay 15, 2000, in that such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                           SECTOR COMMUNICATIONS, INC.
                                   FORM 10-KSB
                                February 29, 2000


PART I........................................................................3

ITEM 1. Business..............................................................3
ITEM 2. Properties...........................................................11
ITEM 3. Legal Proceedings....................................................12
ITEM 4. Submission of Matters to vote of Security Holders....................14

PART II......................................................................14

ITEM 5. Market for Common Equity and Related Stockholder Matters.............15
ITEM 6. Management's Discussion and Analysis of Financial
             Condition and Results of Operations.............................16
ITEM 7. Financial Statements.................................................24
ITEM 8. Changes In and Disagreements With Accounting and
             Financial Disclosure............................................25

PART III.....................................................................25

ITEM 9. Directors, Executive Officers, Promoters, and Control
           Persons: Compliance With Section 16(a) of the Exchange Act........25
ITEM 10. Executive Compensation..............................................28
ITEM 11. Security Ownership of Certain Beneficial Owners and Management......29
ITEM 12. Certain Relationships and Related Transactions......................31

PART IV......................................................................32

ITEM 13. Exhibits and Reports on Form 8-K................................ ...32

SIGNATURES...................................................................33

EXHIBIT INDEX................................................................34

                                     PART I

ITEM 1.      Business

OVERVIEW

Sector Communications, Inc. ("the Company") was incorporated in the state of Nevada on March 19, 1990, and presently acts as a holding company. The Company's principal holding is Sector Bulgaria. The Company had revenues of $1,190,418 for the year ended February 29, 2000, derived from the businesses outlined in this filing.

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

Sector BG currently has contracts to provide services to a select group of hotels in Sofia and Plovdiv. Sector BG has constructed five optical fiber cable routes in Sofia with a total length of 12 kilometers (6 fibers), creating an infrastructure for future cost effective connection of additional customers and further expansion of its telecommunication operations as well as the possibility of providing additional services such as cable TV over its network.

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

Sector BG's strategy is to expand the optical fiber cable construction in Sofia and Plovdiv and to provide international and national long distance direct dialing to additional hotels, western businesses, banks and embassies. New services will also be developed to enrich and diversify the types of products available to the customer, e.g. cable, TV, debit card calling, Internet access, Reutersaccess, credit card validation, etc., based on the near-infinite transmission capacities of the optical fiber and related equipment. This strategy and the implementation of such an expansion of the network services is highly dependent upon the ability of the company to secure adequate financing and contract with new customers -- the assurance of which is highly uncertain.

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


On July 8, 1996, the BTC unilaterally and unexpectedly terminated the JAA and prohibited Global from accessing the state-owned long-distance switching network and effectively terminated Global's ability to provide its core service international long-distance access. Although the Company considered the BTC's actions both illegal and unjustifiable, it entered into negotiations with the BTC to effect a settlement.

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

Competition
-----------
Virtually all markets for telecommunications services are extremely competitive, and the Company expects that competition will intensify in the future. In each of the markets in which it offers telecommunications services, the Company faces significant competition from carriers with greater market share and financial resources. The Company competes in Bulgaria with the government provider, which has historically monopolized the local telecommunications market. A continuing trend toward business combinations and alliances in the telecommunications industry and Bulgaria's move to privatize its telecommunications system may create significant new competitors to the Company. (The government provider is close to executing an agreement with a joint venture composed of OTE (the Greek government telecommunications provider and KPN (the government telecommunications provider in the Netherlands) which will transfer ownership of the BTC to that consortium. Such a realignment of the BTC operations could have a severely negative impact upon the Company.) Many of the Company's existing and potential competitors have financial, personnel and other resources significantly greater than those of the Company. Other potential competitors include foreign telephone companies, wireless telephone companies, electric utilities, microwave carriers and private networks of large end users. In addition, the Company competes with equipment vendors and installers and telecommunications management companies with respect to certain portions of its business.

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

Dependence on major customers
-----------------------------
The Company currently provides services to a limited base of 9 customers and therefore relies heavily on the business from each. Sector BG's five largest customers accounted for greater than 80% of total revenues for the year ended February 29, 2000. No single customer, however, accounted for more than 50% of all revenues generated. Sector BG is actively working to retain its customer base and diversify the types of services that it provides in order to reduce the dependence on any single customer or type of service.

Tariffs
-------
The tariff structure of the BTC is slowly undergoing changes that are trying to reflect the transition to a market economy while still providing social credit to subscribers with poor financial status, which constitutes the majority of the telecommunications users in Bulgaria. Tariffs, both international and domestic are approved by the government and are defined in the local currency the Bulgarian Leva. The Leva exchange rate has been pegged to the German Mark (on a 1:1 basis) and as such the previous wide fluctuations in the value of the currency have been reduced to the stable level afforded by the Mark. This stability has been established by a currency control board that was mandated by an agreement between the government of Bulgaria and the International Monetary Fund.

Employees
---------
At February 29, 2000, Sector BG had approximately 9 full time employees in Bulgaria. The technical staff consists of three highly qualified system engineers and a service technician that perform network planning and engineering, as well as the maintenance functions of Sector BG's Network facilities and the five hotel PBXs. Sector BG uses independent contractors for cable construction, call logger installation and for other functions as necessary. Three employees are responsible for customer billing and accounting. The remainder of the employees perform administrative and logistical tasks.

Sector Communications AG
------------------------
As of February 28, 1999, Sector has reduced by 100% the total amount of goodwill carried on its balance sheet with respect to its investment and interest in HIS/Ideous. Please see Item 6, "Management Discussion and Analysis," for further information concerning HIS/Ideous. Any reading of the descriptive material herein with respect to HIS/Ideous must be read in context of such a write-down of the asset.

NOTE: All references in this filing either to Histech or Ideous refer to the same entity and products. The trade name of Histech has been changed to Ideous with no effect on the ownership of the company or products resulting from such change.


OVERVIEW

HIS Technologies AG (hereinafter interchangeably "Histech" or "Ideous") is a Swiss corporation founded in 1996. Histech is an independent software vendor that develops and markets enterprise automation software solutions for managing distributed computer systems in multi-vendor, multi-platform computing environments.


Employees
---------
At February 29, 2000, the Company, in addition to the staff employed by its subsidiaries, had no full-time and two part-time employees. The Company uses independent contractors and consultants, as necessary.

Principal Office

The Company is a Nevada corporation with its executive offices located at 7601 Lewinsville Road, Suite 250, McLean, Virginia 22102. Its telephone number is
(703) 761-1500.


ITEM 2.  Properties

Office Facilities
-----------------
At February 29, 2000, the Company leased the following facilities:

                             Lease          Approximate
     Location             Primary Use       Sq. Footage        Expiration
     --------             -----------       -----------        ----------
McLean, VA            Corporate Office        6,500            March 2003
Englewood, CO         Corporate Office        3,664            September 2000

At  February  29,  2000,  the  Company's   subsidiaries   leased  the  following
facilities:

                            Lease            Approximate
     Location             Primary Use        Sq. Footage        Expiration
     --------             -----------        -----------        ----------
Zurich, Switzerland    Corporate Office        3,488            June 2000
Sofia, Bulgaria        Corporate Office        2,500            January 2001

The Company is committed under non-cancelable operating lease agreements for office space at the above locations and has subleased the entire Colorado location and substantial portions of the McLean location on terms similar to its master leases.


ITEM 3.      Legal Proceedings

The following is a summary of material legal proceedings involving the Company, which the Company believes were incurred in the normal course of business. The reader is cautioned to review this summary in conjunction with the Company's prior filings, which may, for any particular action, contain more detailed information regarding case history and related events. The summary provided reflects only those cases which are presently pending or which had significant or material developments during the period addressed by this filing.

Agricola Metals, Inc. v. Sector Communications, Inc.
Superior Court of New Jersey, Mercer County
Case No. MER-L-468-00
Filed February 3, 2000
--------------------------------------------------------------
Plaintiff alleges a consulting contract with Sector and nonpayment of $31,135.60 allegedly owed pursuant to contract. The Company filed an answer and denied each and every allegation of the Complaint; discovery is proceeding and the case is currently pending. While the company doubts the merits of claimant's action, the outcome of the action is uncertain and may materially and adversely affect the financial condition and viability of the Company if such outcome proves unfavorable to the Company.


Hasler, Stanga, Von Esch and Kim v. S. Allan Kline, Biomyne Technology Company, Biomyne Exploration Company, San Jose National Bank, Aurtex, Inc., Sector, Inc.
--------------------------------------------------------------
Superior Court of the State of California, Santa Clara District
Case No. CV 763949
Filed February 7, 1997

The Company was involved in this previously disclosed action and engaged California counsel to represent it and conduct its defense. During the course of counsel's representation and aggressive defense, Plaintiffs dismissed their claims against the Company without prejudice. Thereafter, when the Company moved for sanctions, costs and fees, the Plaintiffs agreed to dismiss their claims with prejudice in exchange for a mutual release. On or about April 26, 2000, the Plaintiffs and the Company entered into a Settlement and Release Agreement that effected the dismissal with prejudice. No funds were paid by the Company to the Plaintiffs in obtaining said Settlement and Release Agreement.

Lodestone Group, Inc. v Sector Communications, Inc and Krissos Resources, Inc. District Court, Arapahoe County, Colorado
Case No. 97CV1263
Filed June 6, 1997
--------------------------------------------------------------
The Company was involved in this previously disclosed action suffered judgment for approximately $42,000, plus costs and fees, in September 1998. On March 30, 2000, the parties settled for $15,000. The Company has not yet paid $15,000 to the Plaintiff, but fully intends to do so when able.


Scherpenhuijzen v. Ideous Technologies AG
--------------------------------------------------------------
A former employee of Ideous filed suit against Ideous for wrongful termination. Judgment was entered against Ideous in the amount of $110,850. An appeal is pending. The full amount of the judgment has been accrued in Ideous's financial statements. The Company has limited contact with Ideous and, for this reason, has only limited information regarding this matter. While the company doubts the merits of claimant's action, the outcome of the appeal is uncertain and may materially and adversely affect the financial condition and viability of the Company if such outcome proves unfavorable to the Company.


Shetty v. World-Wide Plumbing Supply, Inc., Allan Kline, and Sector Communications, Inc.
Supreme Court of New York, County of Queens
Case No. 19847-99
Filed September 7, 1999
--------------------------------------------------------------
Plaintiff alleges Allan Kline represented he was the President of Sector and would sell Plaintiff 35,000 shares of stock for $ 20,000.00. Mr. Kline allegedly told Plaintiff that World-wide Plumbing Supply, Inc. was the parent company of Sector. Plaintiff issued a check to World-wide Plumbing and it was cashed. World-wide is an entity in the New York area and has filed an answer. Sector has no knowledge of World-wide Plumbing and denies each and every allegation of wrongdoing. Sector pled that Allan Kline was not the President of Sector and has no knowledge of any of the facts. Plaintiff is seeking $ 20,000.00. The case is pending. While the company doubts the merits of claimant's action, the outcome of the action is uncertain and may materially and adversely affect the financial condition and viability of the Company if such outcome proves unfavorable to the Company.

Svennson v. Sector Communications, Inc.
United States District Court for the Eastern District of Virginia, Alexandria
 Division
Civil No. 98-1751-A
Filed December 8, 1998
--------------------------------------------------------------
Plaintiff   alleged  broker  fees  were  due  in  connection  with  a  financing transaction and sought $1,750,000 in monetary damages and 400,000 shares of stock. The case was dismissed without prejudice by Plaintiff in June 1999. The time period for the Plaintiff to re-file suit expired.

Symark International, Inc. v. Ideous, Robert Scherpenhujizen et al.
--------------------------------------------------------------
Superior Court of California, County of Los Angeles, Central District Filed November 8, 1996

The Company was involved in this previously disclosed action. In December, 1999, each party to the action agreed to withdraw all pending actions against the other parties; as the Company has limited contact with Ideous, it has only limited information regarding this matter.

USIS International Capital Corp. v. Sector Communications, Inc and S.Allan Kline Supreme Court, New York County of New York
Case No. 114967 / 98
Filed August 14, 1998
--------------------------------------------------------------
The Company was involved in this previously disclosed action and engaged Counsel to vigorously defend it. The suit by USIS was dismissed with prejudice on September 28, 1999 at no cost to the Company.



ITEM 4.      Submission of Matters to vote of Security Holders

No matters were brought to a vote of the Security Holders during the quarter ended February 29, 2000.

                                     PART II

ITEM 5.      Market for Common Equity and Related Stockholder Matters

Price Range of Common Stock
---------------------------
The Company's  common stock is presently traded on the NASD
Over The Counter Bulletin Board (OTC BB) under the symbol "SECT". The following table sets forth the high and low bid price for each quarter of the last two years.

The quotations represent prices between dealers in securities, do not include retail markup, markdowns or commissions and may not necessarily represent the actual transactions.

         Quarter Ended                      High       Low
         -------------                      ----       ---
         February 29, 2000                  0.53       0.06
         November 30, 1999                  0.19       0.12
         August 31, 1999                    0.31       0.22
         May 31, 1999                       0.30       0.16

         February 28, 1999                  0.28       0.21
         November 30, 1998                  0.84       0.62
         August 31, 1998                    1.46       1.40
         May 31, 1998                       2.00       2.62


Approximate Number of Equity Security Holders
---------------------------------------------
At February 29, 2000 there were approximately 336 active holders of record of the Company's common stock. The Company believes that many additional holders of the Company's common stock are unidentified because their shares are held by brokers in nominee accounts or "street name".

Recent Sales of Unregistered Securities
---------------------------------------
In May, 1999, the Company sold 3,846,150 shares of common stock to two purchasers for cash proceeds of $ 100,000.00. The shares were sold in a transaction exempt from registration in reliance on Section 4(2) of the Securities Act of 1933.


FORWARD STOCK SPLIT

On July 1, 1999, the Company effected a 5 for 1 stock split. All shares and per share amounts presented in the financial statements give retroactive effect to this stock split.

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

RESULTS OF OPERATIONS

The year ended February 29, 2000 Compared to the year ended February 28, 1999

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

Sector's telecommunications revenue decreased by $75,266 or 11.5% from 652,505 for the year ended February 29, 1999 ("fiscal 1999") to $577,239 for fiscal 2000. The reduction in revenue was the result of a continuing slow-down in business activity occurring in Bulgaria as well as the loss of a portion of the customer base previously maintained.

Software Sales and Maintenance - Sector's software sales and maintenance revenue decreased by $90,684 or 12.9% from $703,863 for fiscal 1999 to $613,179 for fiscal 2000 (all figures are net of payments to third party  distributors). The decrease in sales for fiscal 2000 was attributable to the lack of capital available to HIS to (1) fund an adequate level of sales and marketing expense and (2) fund the software and development expense necessary to upgrade existing product lines or to develop new applications.

Histech utilized the services of software distributors for the sales of its products in geographic regions which it has no sales force. During fiscal 2000, approximately 75% of its sales were generated by software distributors.

Costs of Sales - The Cost of Sales of Sector decreased by $155,816 or 26.9% from $578,316 for fiscal 1999 to $422,500 for fiscal 2000. Most of this decrease was attributable to the decrease in revenues experienced by Sector BG as well as operational efficiencies put in place.

Software Development Costs - Software development costs consisted primarily of salaries, related benefits, consultants fees and other costs. Sector's software development costs decreased by $226,360 or 47.3% from $478,563 for fiscal 1999 to $252,203 for fiscal 2000. The decrease was attributable to the lack of available capital to HIS to adequately fund its software development needs. Management believes that a significant level of software development costs will be required by Histech to remain competitive and expects such costs will increase in the future if the funding for such increased costs is available to Sector.

Operating Expenses (exclusive of Software Development Costs)- Operating expenses consisted primarily of personnel costs, including salaries, benefits and bonuses and related costs for management, finance and accounting, legal and other professional services. Total operating expenses of Sector decreased by $918,570 or 52.3% from $1,754,764 for fiscal 1999 to $836,194 for fiscal 2000.
These reductions in operating expenses are expected to continue inasmuch as Sector has substantially reduced its corporate overhead expenses. Additionally, the HIS-related operating expenses have been substantially reduced. To continue to operate Sector at the currently reduced level of operating expenses may severely impact the ability of Sector to continue as a viable on-going concern.

Administrative Costs and Other Costs- Management expects that Sector BG's general and administrative costs, not taking into consideration any expansion of the current network, to remain at current levels. The development of a cable tv operation by Sector BG, as discussed elsewhere, will increase these costs beyond present levels. The Company is unable to estimate the dollar amount or percentage of expected increase at this time, as expansion plans have not yet been sufficiently framed to allow the Company to make such assessments.

Sales, general and administrative costs of Histech consist primarily of salaries and related costs, fees, marketing expenses, depreciation and the amortization of intangible assets. Management of Histech believes that as new products are introduced into the market in the future, significant marketing costs will be incurred to successfully promote these products.

Management expects Sector's general and administrative costs, exclusive of any addition of new employees, to remain at or below the levels experienced in fiscal 2000.

Interest Expense - Interest expense for fiscal 2000 decreased by $45,251 as compared to the expense in fiscal 1999. The decrease in interest expense was primarily result of the conversion in 1999 of a portion of previously issued convertible debentures to common stock and the resultant reduction in debt outstanding.

Management expects that interest expense could increase in the future to the degree Sector borrows funds in order to finance any continuing operating cash flow deficits and implements any capital expenditure plans.


EXPANSION OF THE SCOPE OF SERVICES OF SECTOR BG

The current availability of quality TV transmission and programming in Bulgaria is limited. The market is dominated by the one state-owned national operator
(BTV) and Rupert Murdoch's News Corporation was recently granted a national license which is expected to be operational this year. The bulk of the other available programs and services are largely provided by so-called "pirate" or unlicensed operators who provide tv service and programming via satellite. The management of Sector BG believes that a significant opportunity exists within Bulgaria to profitably provide licensed quality tv programming and delivery.

Sector Bulgaria has applied for three new telecommunications licenses in Bulgaria. These include:

1. A license to become a Cable Network Operator within Bulgaria. This license will enable Sector BG to provide to itself and others the ability to broadcast cable programming across its existing owned fiber optic network within Bulgaria as well as leased lines of others or, to the extent it occurs, an expanded Sector BG fiber network.

2. A license to provide two channels of TV programming across its network or the network of others. Sector BG intends to provide a business-oriented channel and an entertainment channel via this license.

3. A license to become a "Very Small Aperture Terminal" (VSAT) operator within Bulgaria. Such a license would enable Sector BG to be a provider of TV, radio, and data transmission via satellite and/or microwave.

All of the above licenses, if and when approved, will have ten-year terms with certain automatic renewal provisions.

Item 2 (the programming license) is subject to the approval of the Council for Radio and TV (CRTV) and the State Commission of Telecommunications (SCT), both Bulgarian government entities. This license was approved by the CRTV on April 10, 2000. Such an approval leads to an almost automatic approval by the SCT of both Item 1 and Item 2. It is the expectation of the management of the Company that the final approvals for Items 1 and 2 will occur by June 30, 2000. No action has been take to-date with respect to Item 3 (which is also under the purview of the SCT).

Should any or all of the above licenses be granted then the Company will require a significant infusion of investment capital in order to implement the attendant business expansion of Sector BG. Although discussion are on-going with respect to sourcing such capital there can be no assurance that it will become available or that, if it becomes available, there will not be significant dilution to the present shareholders of the Company nor that the ensuing business expansion of Sector BG will be profitable.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2000, the Company financed Sector's  operations  primarily through
(i) funds it received from the sale of $100,000 in common stock  securities  and
(ii) sales revenue and intensified accounts receivable collection efforts from the Company's subsidiaries. Sector has in the past and is currently experiencing negative cash flow from operations. The funding of future operations will require further infusions of capital.

If additional funds are raised by the Company through the issuance of equity securities, securities convertible into or exercisable for equity securities, or an equity securities exchange, the percentage ownership of the then current stockholders of the Company will be reduced. The Company may issue preferred stock with rights, preferences or privileges senior to those of the Common Stock. Although discussions are on-going with various potential sources of additional capital, There can be no assurance that the Company will be successful in its efforts to obtain adequate capital nor if any such additional capital is made available to the Company that it will be on terms and conditions that are not extremely dilutive to the present holders of the Common Stock. Discontinuance of the listing of the Common Stock on the NASD Small Cap Market has occurred. Sector is currently listed on the NASD Over the Counter Electronic Bulletin Board (see the section "NASD Listing" in Item 5 to this Report). This may adversely impact the Company's ability to obtain future financing. Sector had no commitments for material capital expenditures as of February 28,1999.

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


Risks Associated With International Operations. International revenue (from sales outside the United States and Canada) accounted for a significant percentage of Sector's total revenues for fiscal 1999. Management believes that Sector's success depends upon continued expansion of its international operations. Sector currently has sales offices in Bulgaria ,and Switzerland and and product development groups in Switzerland and the United Kingdom. Sector has resellers in North America and Europe.Any International expansion may require Sector to establish additional foreign offices, hire additional personnel and recruit additional international resellers. This may require significant management attention and financial resources and could adversely affect Sector's operating margins. To the extent that Sector is unable to effect these additions efficiently and in a timely manner, its growth, if any, in international sales will be limited, and its business, operating results and financial condition could be materially and adversely affected. There can be no assurance that Sector will be able to maintain or increase international market demand for its products. Sector, as noted earlier cannot and will not expand or contribute further to any maintenance of the operations of its HIS subsidiary in Switzerland.


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

Rapid Technological Change and Requirement for Frequent Product Transitions. The market for Sector's products is characterized by rapid technological developments, evolving industry standards and rapid changes in customer requirements. The introduction of products embodying new technologies, the emergence of new industry standards or changes in customer requirements could render Sector's existing products obsolete and unmarketable. As a result, Sector's future success will depend upon its ability to continue to enhance existing products, respond to changing customer requirements and develop and introduce, in a timely manner, new products that keep pace with technological developments and emerging industry standards. Customer requirements include, but are not limited to, product operability and support across distributed and changing heterogeneous hardware platforms, operating systems, relational databases and networks. For example, as certain of Sector's customers start to utilize Windows NT or other emerging operating platforms, it will be necessary for Sector to enhance and port its products or develop new products to operate on such platforms in order to meet these customers' requirements. There can be no assurance that Sector's products or services will achieve market acceptance or will adequately address the changing needs of the marketplace or that Sector will be successful in developing and marketing enhancements to its existing products or new products incorporating new telecommunication technology on a timely basis. Sector as in the past experienced delays in the development of its products telecommunications services and there can be no assurance that Sector will not experience further delays in connection with its current product development service offering or future service development activities. If Sector is unable to develop and introduce new products, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements, Sector's business, operating results and financial condition will be materially and adversely affected. Because Sector has limited resources, Sector must restrict its product business development efforts and its porting efforts to a relatively small number of products and operating systems services. There can be no assurance that these efforts will be successful or, even if successful, that any resulting products or operating systems will achieve market acceptance.

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

Sector's Officers and Directors have spent the last two years working on legal cases brought against the Company by actions of previous board members and Officers. Almost all litigation has been terminated (See Item 3, Legal Proceedings).

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


ITEM 7.       Financial Statements

                          Index to Financial Statements


Independent Accountant's Report..........................................F-1
Consolidated Financial Statements -
  February 29, 2000 and February 28, 1999
       Consolidated Balance Sheets.......................................F-2
       Consolidated Statements of Operations.............................F-3
       Consolidated Statements of Stockholder's Equity...................F-4
       Consolidated Statements of Comprehensive Loss.....................F-5
       Consolidated Statements of Cash Flows.............................F-6
       Notes to Consolidated Financial Statements........................F-8

                         INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS
SECTOR COMMUNICATIONS, INC.:

We have audited the accompanying consolidated balance sheets of SECTOR COMMUNICATIONS, INC. of February 29, 2000 and February 28, 1999, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SECTOR COMMUNICATIONS, INC. as of February 29, 2000 and February 28, 1999, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has suffered recurring losses from operations and its limited capital resources raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                              MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                              Certified Public Accountants


New York, New York
June 7, 2000

                             SECTOR COMMUNICATIONS, INC.
                             CONSOLIDATED BALANCE SHEET

                                                 February 29,    February 28,
                                                     2000             1999
                                                 -------------   -------------
        ASSETS
CURRENT ASSETS
   Cash and Cash Equivalents                     $     170,607   $     181,877
   Accounts Receivable, net of provision
    for doubtful accounts of $18,148
    and $17,000                                        391,681         494,563
   Prepaid Expenses                                     30,597          22,343
                                                 -------------   -------------
     Total Current Assets                              592,885         698,783
                                                 -------------   -------------

PROPERTY AND EQUIPMENT                               2,019,960       2,145,722
   Accumulated Depreciation                         (1,803,610)    ( 1,696,918)
                                                 -------------   -------------
   Net Book Value                                      216,350         448,804
                                                 -------------   -------------

OTHER ASSETS
   Other Assets                                           -             22,581
   Deposits                                             28,289          28,041
                                                 -------------   -------------
     Total Other Assets                                 28,289          50,622
                                                 -------------   -------------

     TOTAL ASSETS                                $     837,524   $   1,198,209
                                                 =============   =============

        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts Payable and Accrued Expenses             1,818,732       1,797,216
   Debentures Payable, Net of Discount
    of $-0- and $56,309                                263,952         207,643
   Deferred Revenue                                    203,878         335,105
   Due to Related Parties                              180,355         182,891
                                                 -------------   -------------
     Total Current Liabilities                       2,466,917       2,522,855

Rent Deposit                                            12,248          12,248
                                                 -------------   -------------
     TOTAL LIABILITIES                               2,479,165       2,535,103
                                                 -------------   -------------
Commitments and Contingencies

STOCKHOLDERS' EQUITY
   Preferred Stock, $.001 par value; 5,000,000
    shares authorized, no shares issued and
    outstanding                                              -               -
   Preferred Stock, Series A $.001 par value,
   and 250 shares issued and outstanding                     -               -
   Common Stock, $.001 par value; 40,000,000
    shares authorized 17,193,805 and 10,922,655
    shares issued and outstanding                       17,194          10,923
   Additional Paid-in Capital                       14,376,351      14,185,622
   Accumulated Deficit                             (15,748,015)    (15,364,474)
   Cumulative Foreign Currency Translation
    Adjustment                                     (   287,171)    (   168,965)
                                                 -------------   -------------
     Total Stockholders' Equity                   (  1,641,641)   (  1,336,894)
                                                 -------------   -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $     837,524    $  1,198,209
                                                 =============    ============

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                             SECTOR COMMUNICATIONS, INC.
                        CONSOLIDATED STATEMENT OF OPERATIONS
                                 FOR THE YEARS ENDED

                                                 February 29,    February 28,
                                                     2000             1999
                                                 -------------   -------------

REVENUE
   Telecommunication Revenue                     $     577,239   $     652,505
   Software Sales & Maintenance                        613,179         703,863
                                                 -------------   -------------
                                                     1,190,418       1,356,368
COST OF SALES                                          422,500         578,316
                                                 -------------   -------------

GROSS PROFIT                                           767,918         778,052
                                                 -------------   -------------
OPERATING EXPENSES
   Software Development Costs                          252,203         478,563
   Sales, General & Administrative                     836,194       1,754,764
                                                 -------------   -------------
     Total Operating Expenses                        1,088,397       2,233,327
                                                 -------------   -------------

Loss From Operations                                  (320,479)     (1,455,275)
                                                 -------------   -------------

OTHER INCOME (EXPENSE)
   Interest Expense                                  (  75,231)    (   120,482)
   Other Income (Expense)                               12,169     (    57,763)
   Impairment of Goodwill                                  -        (4,583,583)
   Foreign Exchange Gain                                   -            97,242
                                                 -------------   -------------
     Total Other Income (Expense)                    (  63,062)     (4,664,586)
                                                 -------------   -------------
Loss Before Provision for Income Taxes                (383,541)     (6,119,861)

Provision for Income Taxes                                 -               -
                                                 -------------   -------------

Net Loss                                         $    (383,541)  $  (6,119,861)
                                                 =============   =============

Loss Per Share:
   Basic and Undiluted                           $       (0.02)  $       (0.71)
                                                 =============   =============

Weighted Average Common Shares Outstanding          16,371,391       8,589,193


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.



                                                            SECTOR COMMUNICATIONS, INC.
                                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                               Additional                  Currency
                                    Preferred Stock        Common Stock         Paid-in     Accumulated   Translation
                                     Shares  Amount     Shares       Amount     Capital       Deficit     Adjustments      Total
                                     ------  ------     ------       ------     -------       -------     -----------      -----
Balance, March 1, 1998                 250        -    4,589,810      4,590   13,726,037    (9,244,613)     ( 169,910)    4,316,104

Adjustment of Shares                     -        -       11,765         12          (12)             -             -             -

Shares issued to retire debt             -        -      126,530        126       38,888              -             -        39,014

Shares issued in connection with
 Preferred Stock Conversion              -        -      375,000        375         (375)             -             -             -

Shares issued in conversion of
 Preferred Stock                      (250)       -      666,885        667         (667)             -             -             -

Shares issued in connection with
 Sale of Debentures                      -        -      300,000        300      254,700              -             -       255,000

Conversion of Debentures                 -        -    4,386,000      4,386      132,518              -             -       136,904

Satisfaction of Debt                     -        -      466,665        467       34,533              -             -        35,000

Foreign Currency
 Translation Adjustments                 -        -            -          -            -              -           945           945

Net Loss                                 -        -            -          -            -   ( 6,119,861)            -     (6,119,861)
                                   -------  --------  ----------    --------  -----------  ------------    -----------   -----------
Balance, February 28, 1999               -        -   10,922,655     10,923   14,185,622   (15,364,474)    (  168,965)   (1,336,894)

Common stock issued in settlement
 of accounts payable                     -         -   2,425,000      2,425       94,575              -            -         97,000

Sale of common stock                     -         -   3,846,150      3,846       96,154              -            -        100,000
Foreign currency
 translation adjustments                 -         -           -          -            -              -    (  118,206)   (  118,206)

Net loss                                 -         -           -          -            -      (383,541)            -     (  383,541)
                                  --------  --------  ----------   --------  -----------  ------------    -----------   -----------

Balance February 29, 2000                -  $      -  17,193,805   $ 17,194  $14,376,351  $(15,748,015)   $(  281,171)  $(1,641,641)
                                  ========  ========  ==========   ========  ===========  ============    ===========   ===========


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                          SECTOR COMMUNICATIONS , INC.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                               FOR THE YEARS ENDED



                                                 February 29,    February 28,
                                                     2000             1999
                                                 -------------   -------------

COMPREHENSIVE LOSS
  Net loss                                       $ (   383,541)  $  (6,119,861)
  Foreign currency translation adjustment          (   118,206)            945
                                                 -------------   -------------

COMPREHENSIVE LOSS                               $ (   501,747)  $  (6,118,916)
                                                 =============   =============
























The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                              SECTOR COMMUNICATIONS, INC.
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                  FOR THE YEARS ENDED

                                                 February 29,    February 28,
                                                     2000             1999
                                                 -------------   -------------
FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                         $  (  383,541)  $  (6,119,861)
 Adjustments to Reconcile Net Loss to
  Net Cash Provided by Operating Activities:
    Depreciation and Amortization                      253,052         841,295
    Reserve for Bad Debt                                 1,148          16,403
    Amortization of Loan Costs and Discount             78,889         146,967
    Impairments                                            -         4,583,583
    Change in Assets and Liabilities
      (Increase) Decrease in Assets
         Accounts Receivable                           101,734          27,544
         Prepaid Expenses and Deposits              (    8,502)         18,451
      (Decrease) Increase in Liabilities
         Accounts Payable                              118,516         187,505
         Related Party Payable                      (    2,536)      (  58,881)
         Deferred Revenue                           (  131,227)         36,686
                                                 -------------    -------------
Net Cash Used By Operating Activities                   27,533       ( 320,308)
                                                 -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of Fixed Assets                           (   42,374)      ( 146,275)
 Repayment of Note                                          -           87,500
                                                 -------------   -------------
Net Cash (Used) Provided by Investing Activities    (  42,374)       (  58,775)
                                                 -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from the Sale of Convertible Debentures           -          430,000
 Proceeds from the Sale of Common Stock                100,000              -
                                                 -------------   -------------
Net Cash Provided by Financing Activities              100,000         430,000
                                                 -------------   -------------
Effect of Exchange Rate Changes on Cash             (   96,429)          2,049
                                                 -------------   -------------

Net (Decrease) Increase in Cash                     (   11,270)         52,966
Cash - March 1                                         181,877         128,911
                                                 -------------   -------------


Cash - February 29 and 28, respectively          $     170,607   $     181,877
                                                 =============   =============




The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                              SECTOR COMMUNICATIONS, INC.
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                  FOR THE YEARS ENDED




SUPPLEMENTAL CASH FLOWS INFORMATION:             February 29,    February 28,
                                                      2000          1999
                                                 -------------   -------------
Cash Paid For:
 Interest                                        $          -    $          -
                                                 =============   =============
 Taxes                                           $          -    $          -
                                                 =============   =============


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL ACTIVITIES:

During the year ended February 29, 2000:

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




The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                              SECTOR COMMUNICATIONS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

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

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Basis of Presentation
           ---------------------
           The consolidated balance sheets as of February 29, 2000 and February 28, 1999 and the consolidated statements of operations, stockholders' equity and cash flows for the years then ended are those of Sector and its subsidiaries (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated.

           The Company's subsidiaries are as follows:
                Global Communications Group, Inc. ("Global")
                Sector Bulgaria, PLC ("Sector Bulgaria"), formerly Sector Bulgaria, Ltd.
                Ideous Technologies, AG ("Ideous"), formerly HIS
                  Technologies, AG

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

                              SECTOR COMMUNICATIONS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                              SECTOR COMMUNICATIONS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                           SECTOR COMMUNICATIONS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           Impact of the Year 2000 Issue
           -----------------------------
           During the period ended December 31, 1999, the Company conducted an assessment of issues related to the year 2000 and determined that no issues existed which would cause its computer systems not to properly utilize dates beyond December 31, 1999.

NOTE 3 -   PROPERTY AND EQUIPMENT

           Property and equipment consists of the following at February 28:

                                           February 29,    February 28,
                                             1999              1998
                                           -----------     -----------
           Fibre network                   $   157,837     $  157,837
           Equipment                         1,724,832      1,850,594
           Furniture and fixtures               47,223         47,223
           Vehicles and other                   90,068         90,068
                                           -----------     -----------
                                             2,019,960      2,145,722
           Less:  Accumulated
           Depreciation                     (1,803,610)    (1,696,918)
                                           -----------    -----------
                                           $   216,350    $   448,804
                                           ===========    ===========

           Depreciation expense for the years ended in 2000 and 1999 was $253,052 and $373,251, respectively.

NOTE 4 -   RELATED PARTY RECEIVABLES AND TRANSACTIONS

           During the three month period ended November 30, 1996, the Company accrued $80,000 for consulting fees incurred for services provided by MCG Management Consulting Group, S.A. ("MCG"). This agreement was canceled on November 26, 1996. One of the principles of MCG was also a director of Sector AG and the Chairman of the Board of Directors of Histech. This liability remains unpaid as of February 29, 2000 and February 28, 1999

           The Company has also been advanced funds from stockholders, directors, officers, employees and other related parties. These advances amount to $100,355 and $102,891 at February 29, 2000 and February 28, 1999, respectively.

                           SECTOR COMMUNICATIONS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

NOTE 5 -   INTANGIBLE ASSETS

           Intangible assets consisted of goodwill and intellectual property and distribution rights.

           Goodwill has been amortized on a straight-line basis over twenty years. Intellectual property and distribution rights have been amortized over an estimated useful life of five years.

           At February 28, 1999, both the goodwill and intellectual property and distribution rights have been determined to be fully impaired.

NOTE 6 -   CONVERTIBLE DEBENTURES

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

           At February 29, 2000, $263,952 principal amount of the debentures, which were due July 30, 1999, remained outstanding and are in default. On July 31, 1999, the interest rate on the outstanding principal balance increased to 8% per year.

                           SECTOR COMMUNICATIONS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

NOTE 7-    STOCKHOLDERS' EQUITY

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

                           SECTOR COMMUNICATIONS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

NOTE 7-    STOCKHOLDERS' EQUITY (continued)

           Recent Issuances of Common Stock (continued)
           --------------------------------
           In connection with the sale of its 6% convertible debentures, the Company issued 150,000 shares of Common Stock to each of two purchasers.

           The Company issued 126,530 shares of Common Stock to retire $39,014 of debt owed to a related party.

           On January 25, 1999, the Company and five Director/Officers of the Company agreed that the Company would issue 2,425,000 shares to these individuals as payment for services rendered to the Company. The shares have been valued at $97,000 and were issued during the year ended February 29, 2000. This liability has been reflected in the financial statements at February 28, 1999.

           In May 1999, the Company sold 3,846,150 shares of Common Stock to two purchasers for cash proceeds of $100,000.

           On July 1, 1999, the Company effected a 5 for 1 stock split. All share and per share amounts presented in the financial statements give retroactive effect to this stock split.

NOTE 8-    WARRANTS

           At February 29, 2000, the Company has outstanding common stock purchase warrants as follows:

                     Number         Exercise                      Date of
                   of Shares         Price        Exercisable   Expiration
                   ---------         -----        -----------   ----------
                    10,000        $    22.50       2/28/97        6/30/00
                    10,000             30.00       7/20/97        6/30/00
                    10,000             40.00       7/20/98        6/30/00

           During the year ended February 29, 2000, 150,000 warrants expired unexercised.

NOTE 9 -   STOCK OPTION PLANS

           Under the 1991 and 1994 Stock Plans, the Company can grant incentive stock options, non-statutory stock options, and purchase rights to officers, key employees, consultants and directors of the Company at a price not less than the fair market value at the date of the grant.

                           SECTOR COMMUNICATIONS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

NOTE 9 -   STOCK OPTION PLANS (continued)

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

                              SECTOR COMMUNICATIONS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

NOTE 9 -   STOCK OPTION PLANS (Continued)

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

           During the year ended February 29, 2000, the Company granted to five Directors and officers options to purchase an aggregate of 2,001,458 shares of common stock, at exercise prices of $0.0312 - $0.0438 per share. The options were vested at February 29, 2000, and expire in five years.

           A summary of stock option transactions are as follows:

                                                         Years Ended
                                                   February 29,  February 28,
                                                      2000           1999
                                                   ------------  ------------

           Outstanding, beginning                   3,311,000       131,000

           Granted Under the 1999 Non-cash
            compensation plan at
            an exercise price of $0.0625               -           3,180,000

           Granted Under the 1999 non-cash
            compensation Plan at exercise prices
            of $0.0312 to $0.0438 per share         2,001,458             -
                                                   ------------  ------------

           Outstanding, ending                      5,312,458      3,311,000
                                                   ===========   ===========

           Exercisable, ending                      5,312,458      3,311,000
                                                   ===========   ===========

                              SECTOR COMMUNICATIONS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

NOTE 9 -   STOCK OPTION PLANS (Continued)

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

                                                           Years Ended
                                                     February 29,  February 28,
                                                        2000           1999
                                                     ------------  ------------

            Risk free interest rate                     5.25%        5.50%
            Life of the options                         5 years      5 years
            Expected dividend yield                        0%           0%
            Expected volatility                          261%         262%
            Weighted fair value of options granted     $0.04        $0.06

           Accordingly, the Company's pro forma net loss and net loss per share assuming compensation cost was determined under SFAS No. 123 would have been the following:

                                                           Years Ended
                                                     February 29,  February 28,
                                                        2000           1999
                                                     ------------  ------------
            Net loss                                 $(424,713)    $(6,459,187)
            Net loss per basic share                  (   0.03)     (     0.75)

            Weighted average option price per share
               Granted                               $    0.04     $      0.06
               Exercised                                    -              -
               Cancelled                                    -              -
               Outstanding at end of period               0.22          0.32
               Exercisable at end of period               0.22          0.32
            Weighted average remaining life
              of options outstanding                 49 months     60 months

                           SECTOR COMMUNICATIONS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

NOTE 10 -  JOINT ACTIVITY AGREEMENT

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

           The Company will continue to handle the daily operations for the new joint venture from their offices in Bulgaria's capital city of Sofia.

NOTE 11 -  INCOME TAXES

           The components of the provision for income taxes at February 29, 2000 and February 28, 1999 is as follows:
                                                     2000          1999
                                                  ----------   ---------
           Current tax expense
           U.S. federal                           $            $       -
           State and local                                          -
                                                  ----------   ---------
           Total current                                            -
                                                  ----------   ---------
           Deferred tax expense
           U.S. federal                                             -
           State and local                                          -
                                                  ---------    ---------
           Total deferred                                           -
                                                  ---------    ---------
           Total Tax Provision from Continuing
            Operations$                           $            $    -
                                                  ---------    ---------

           The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

           Federal income tax rate                 (34.0)%       (34.0)%
           Deferred tax charge (credit)                 -           -
           Effect of valuation allowance             34.0%        34.0%
           State income tax, net of federal benefit     -           -
                                                   --------       -------
           Effective income tax rate                  0.0%         0.0%
                                                   ========      =========

                           SECTOR COMMUNICATIONS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

NOTE 11 -  INCOME TAXES (Continued)

           At February 29, 2000, the Company had net carry-forward losses of approximately $21,300,000. A valuation allowance equal to the tax benefit for deferred taxes has been established due to the uncertainty of realizing the benefit of the tax carry-forward.

           Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at February 29, 2000 and February 28, 1999 are as follows:

                                                  2000            1999
                                               -----------     ----------
           Deferred tax assets
           Loss carry-forwards                $ 7,242,000     $ 7,140,000

           Less:  Valuation allowance          (7,242,000)     (7,140,000)
                                              -----------     -----------
           Net deferred tax assets            $        -     $        -
                                              ===========    =============

           Net operating loss carry-forwards expire starting in 2005 through 2019.

NOTE 12- COMMITMENTS AND CONTINGENCIES

      1)   Operating Leases
           The Company has entered into a non-cancelable operating lease agreement for office space. The agreement contains renewal options and/or defined rent escalation provisions. The minimum lease payments under these lease agreements are as follows:

                                                Minimum      Minimum
                                                 Lease       Sublease
                                                Payments     Payments
                                                --------     --------
                     February 28, 2001          $157,728     $  64,137
                                  2002           145,465        67,404
                                  2003           149,829        69,426
                                  2004            25,216        11,684
                                              ----------    ----------
                                                $478,238     $ 212,651
                                              ==========     =========
           The Company has entered into cancelable and non-cancelable sublease agreements on terms similar to its original lease for office space at its McLean, Virginia location. Rent expense included in the statement of operations for the years ended February 29, 2000 and February 28, 1999 was $65,834 and $62,306, respectively.

                           SECTOR COMMUNICATIONS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

NOTE 12- COMMITMENTS AND CONTINGENCIES (Continued)

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

                              SECTOR COMMUNICATIONS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

NOTE 12- COMMITMENTS AND CONTINGENCIES (Continued)

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

                           SECTOR COMMUNICATIONS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


NOTE 12- COMMITMENTS AND CONTINGENCIES (Continued)

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

     6) An individual has filed suit against the Company, also naming Worldwide Plumbing Supply, Inc. ("Worldwide") and Allan Kline. The suit alleges that Mr. Kline represented that he was the Prisident of Sector and would sell 35,000 shares of Company Common Stock to the plaintiff for $20,000. The plaintiff also alleges that Mr. Kline told the plaintiff that Worldwide was the parent of Sector. The plaintiff issued a check to Worldwide and it was cashed. Worldwide has filed an answer. The Company maintains that it has no knowledge of Worldwide and that Allan Kline is not the President of Sector. The Company denies each allegation, believes the suit as it relates to the Company is without merit, and intends to defend itself vigorously. The plaintiff seeks the return of $20,000.

     7) Agricola Metals, Inc. filed a suit against the Company seeking $31,136. The plaintiff alleges that it had a consulting contract with the Company and is owed this amount pursuant to said contract. The Company has filed an answer and denies each and every allegation.

                           SECTOR COMMUNICATIONS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


NOTE 12- COMMITMENTS AND CONTINGENCIES (Continued)

     8)   Dependence on major customers
          ------------------------------
          The Company currently provides services to a limited base of 9 customers and therefore relies heavily on the business from each. Sector BG's five largest customers accounted for greater than 80% of total revenues for the year ended February 29, 2000. No single customer, however, accounted for more than 50% of all revenues generated. Sector BG is actively working to retain its customer base and diversify the types of services that it provides in order to reduce the dependence on any single customer or type of service.

          Additionally, Ideous has two customers which account for 57% of its accounts receivable at February 29, 2000.

NOTE 13 - EARNINGS PER SHARE

          Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because their effect would have been antidilutive are as follows:

                                        February 29,  February 28,
                                            2000          1999
                                        -----------   -----------
                Warrants                   30,000       180,000
                Options                 5,312,458     3,311,000
                                        -----------   ---------
                  Total Shares          5,342,458     3,491,000
                                        =========     ===========

NOTE 14 - GOING CONCERN

          The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of February 29, 2000, the Company has a working capital deficit of $1,874,032 and an accumulated deficit of $15,748,015. Based upon the Company's plan of operation, the Company estimates that existing resources, together with funds generated from operations will not be sufficient to fund the Company's working capital. The Company is actively seeking additional equity financing. There can be no assurances that sufficient financing will be available on terms acceptable to the Company or at all. If the Company is unable to obtain such financing, the Company will be forced to scale back operations which would have an adverse effect on the Company's financial conditions and results of operation.

                           SECTOR COMMUNICATIONS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

NOTE 15 -   SEGMENT INFORMATION

            The Company's foreign operations are conducted by Global, Sector Bulgaria and Ideous.

                                                           Years Ended
                                                  ----------------------------
                                                  February 29,    February 28,
                                                      2000            1999
                                                 --------------  -------------
            Revenues from external customers:
              Telecommunications                 $     577,239   $     652,505
              Software                                 613,179         703,863
                                                 -------------   -------------
                                                 $   1,190,418   $   1,356,368
                                                 =============   =============
            Interest expense:
              Corporate                          $      75,231   $     120,482
                                                 =============   =============

            Depreciation and amortization:
              Telecommunications                 $     232,435   $     335,367
              Software                                  12,901         485,928
              Corporate                                  7,716          20,000
                                                 -------------   -------------
                                                 $     253,052   $     841,295
                                                 ===============  ============

            Segment profit (loss) before taxes:
              Telecommunications                 $    (164,214)  $  (  244,434)
              Software                                 116,700      (5,522,592)
              Corporate                               (336,027)     (  352,835)
                                                 -------------   -------------
                                                 $    (383,541)  $  (6,119,861)
                                                 ==============    =============

            Segment assets:
              Telecommunications                 $     356,372   $     613,450
              Software                                 401,102         453,135
              Corporate                                 80,050         131,624
                                                 -------------   -------------
                                                 $     837,524   $   1,198,209
                                                 =============   =============
            Expenditure for segment assets:
              Telecommunications                 $       9,690  $      121,020
              Software                                  32,684          25,255
              Corporate                                   -               -
                                                 -------------   -------------
                                                 $      42,374   $     146,275
                                                 =============   =============

                           SECTOR COMMUNICATIONS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

NOTE 15-   SEGMENT INFORMATION (Continued)

            The following geographic area data for trade revenues is based on product or service delivery location and property, plant, and equipment is based on physical location.

                                                           Years Ended
                                                  ----------------------------
                                                  February 29,    February 28,
                                                      2000            1999
                                                 --------------  -------------
            Revenues from external customers:
              United States                      $      -        $       -
              Switzerland                              613,179         703,863
              Bulgaria                                 577,239         652,505
                                                 --------------  -------------
                                                 $   1,190,418   $   1,356,368
                                                 ==============  ==============

            Segment assets:
              Switzerland                        $     401,102   $     453,135
              Bulgaria                                 356,372         613,450
              United States                             80,050         131,624
                                                 --------------  -------------
                                                 $     837,524   $   1,198,209
                                                 =============   =============

ITEM 7.      Changes In and Disagreements With Accounting and Financial
              Disclosure

          Not applicable.


                                    PART III

ITEM 8.      Directors, Executive Officers, Promoters, and Control Persons:
              Compliance With Section 16(a) of the Exchange Act

The following table lists the names, ages, and positions of the executive officers and directors of the Company that served during the year ending February 29, 2000. All officers and directors have been appointed to serve until their successors are elected and qualified. Additional information regarding the business experience, length of time served in each capacity, and other matters relevant to each individual is set forth following the table.

  Name                               Age       Position
  ----                               ---       --------
Mohamed Hadid                         51      Chairman of the Board of Directors

Andreas Tobler (resigned 6/22/99)     49      President, CEO, Director

Geoffrey A. Button (resigned 10/28/99)50      Director

Theodore J. Georgelas                  53     Director

James Zelloe                           40     Vice President, Secretary/Treasuer
                                              Director

Roger Serrero                          52     Director

Jeremy Schuster                        36     Director


MOHAMED HADID has held a number of senior management positions with a portfolio of companies, including being the Founding Co-Chairman of Global Communications Group, and Co-Founder and Director of Voice Powered Technology. Mr. Hadid formerly was the largest single owner of the Ritz Carlton Hotels, with properties in Aspen, Colorado, Washington, D.C., Houston, Texas and New York. Mr. Hadid has been responsible for the development of over seven million square feet of commercial office buildings in the greater Washington, D.C. area, with total value estimated to be in excess of U.S. $2.7 billion. As a former director of Adams National Bank and Advisory Board Director of National Enterprise Bank, Mr. Hadid was responsible for structuring over U.S. $200,000,000.00 in financing for smallcap and emerging public companies. Mr. Hadid was formerly served as interim Chairman of The Entertainment Internet, Inc. He also formerly served as Managing Director of Emerald Capital Corporation. Mr. Hadid holds a Bachelor of Science degree from North Carolina State University, and attended graduate school at Massachusetts Institute of Technology. On November 8, 1999, Mr. Hadid filed a voluntary petition in the U.S. Bankruptcy Court for the Central District of California seeking relief relating personal matters.

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

JAMES ZELLOE is an attorney with the law firm of Kunnirickal and Zelloe. . He is a member of the Bars of the Commonwealth of Virginia and the District of Columbia. He received a BS in Business Administration with a major in Economics from Virginia Polytechnic Institute and State Unuiversity in 1981. He was enrolled in a joint MA in Economics/JD program at Catholic University in Washington, D.C.. He received his JD from the Columbus School of Law in 1984. During his tenure at the University, he was a teaching assistant with the Economics department, where he also lectured on his economic articles. He has had a law practice in the Washington Metropolitan area (Virginia/Washington, D.C.) since 1984. He is also on the Board of Directors of The Entertainment Internet. He has been a member of the Board of Directors and an Officer of Sector since 1998.

ROGER SERRERO was elected Director on November 15, 1999. His term as director is for one year or until the next election of directors by shareholders following the expiration of the one year term.

Mr. Serrero brings a wealth of business experience and a broad base of international contacts to Sector. Mr. Serrero serves as general manager of international advertising for Paris Match magazine and publisher of Paris Match, Elle, New Look, and Lue magazines in Switzerland. Mr. Serrero also serves as Chairman of Switzerland's Intermedia.com, which is a private company.

JEREMY SCHUSTER was elected Director on November 5, 1999. His term as director is for one year or until the next election of directors by shareholders following the expiration of the one year term. Mr. Schuster is an attorney with a strong background in business and the entertainment industry.

Mr. Schuster's client list includes the multimedia personalities that formed Dragon's Lair, LLC - Don Bluth, Rick Dyer, and David Foster. Mr. Schuster has also served as production counsel for independent film companies and currently maintains an active bi-coastal state and Federal court litigation practice, while representing corporations including Virtual Image Productions, Inc., TVNext.com, Inc., and Texas.com, LLC. Mr. Schuster also currently serves on the Board of Directors of Virtual Image Productions, Inc. and The Entertainment Internet, Inc. (TEI). TEI does not compete with the Company's business. Mr. Schuster is also counsel and provides legal services to a number of "dot com" companies (specifically including TVNext.com, a New Jersey and Delaware company, which is currently developing interactive television and broadcast programs, and Texas.com, which serves as a central resource or portal for vendors servicing Texas visitors, conventions, etc.), none of which compete with the Company.

Mr. Schuster graduated from Rochester Institute of Technology in 1986 with Associate of Applied Science and Bachelor of Science degrees. He thereafter received a Juris Doctor from Suffolk University School of Law. Mr. Schuster is a member of the Orange County Peace Officers Association, the National Notary Association, and the National Association of Flight Instructors.

For more than the past five years he has been employed as an attorney at law under the firm name of Schuster & Associates.


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

ITEM 10.     Executive Compensation

The following table sets forth the compensation of the Chief Executive Officers for the fiscal years ended February 29, 2000, 1999 and 1998.

                           Summary Compensation Table

                                   Annual Compensation   Long-term Compensation
                                 --------------------- -------------------------
                                                        Restricted
                        Fiscal        Salary/             Stock
Name                     Year          Fees     Bonus   Awards (#)   Options(#)
------------------     ---------    ------------ ----   ----------  -----------
Theodore Georgelas       2000       $      0      0                    (5)
President                1999 (1)     40,000      0       75,000      30,000

Geoffrey Button          2000              0      0                    (5)
CEO                      1999 (2)    116,000      0       50,000      25,000

Andreas Tobler           2000              0                           (5)
CEO                      1999 (3)     30,000      0      750,000     150,000

Mohamed Hadid            2000              0      0                    (5)
Chairman                 1999 (4)     60,000      0    1,500,000     300,000


(1) For fiscal 1999, Mr. Georgelas' compensation consisted of a stock award of 75,000 shares valued at $3,000 (included in the Salary/Fees figure) and 30,000 common share stock options exercisable at $.0625 per share.

(2) Mr. Button served as President/CEO from September 1998 to June 1999. For fiscal 1999, Mr. Button's compensation consisted of a stock award of 50,000 shares valued at $2,000 (included in the Salary/Fees figure) and 25,000 common share stock options exercisable at $.0625 per share. Mr. Button resigned as President/CEO on September 4, 1998 but continued to serve as a director until his resignation on October 28, 1999.

(3) Mr. Tobler served as CEO/President/Director from September 4, 1998 to June 1999. For fiscal 1999, Mr. Tobler's compensation consisted of a stock award of 750,000 shares valued at $30,000 (included in the Salary/Fees figure) and 150,000 common share stock options exercisable at $.0625 per share. Mr. Tobler resigned as President/CEO/Director on June 22, 1999.

(4) For fiscal 1999, Mr. Hadid's compensation consisted of a stock award of 1,500,000 shares valued at $60,000 (included in the Salary/Fees figure) and 30,000 common share stock options exercisable at $.0625 per share.

(5) See also "Compensation to Directors" below for additional stock option grants for compensation for services in fiscal 2000.

Compensation to Directors
-------------------------
The following grants of stock options to purchase common stock were made to directors of the Company during fiscal 2000 under the Company"s non-cash compensation plan. No stock options have been exercised by any directors in fiscal 2000.

                                         Stock Options Granted
                                --------------------------------------
                                No of Shares
                      Date of     Underlying    Exercise   Expiration
Director               Grant       Options       Price        Date
---------            --------  --------------  ----------  -----------

Theodore Georgelas    2/29/2000    804,860     $.03 - .04    3/1/05

Geoffrey A. Button    2/29/2000    179,860     $.03 - .04    3/1/05

Andreas Tobler (1)    2/29/2000     32,010     $.03 - .04    3/1/05

Mohamed Hadid         2/29/2000     54,860     $.03 - .04    3/1/05

James Zelloe          2/29/2000    804,860     $.03 - .04    3/1/05

(1) Mr. Tobler resigned as President/CEO/Director on June 22, 1999.


ITEM 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the Common Stock ownership information as of February 29, 2000, and is adjusted for the reverse stock split, with respect to
(i) each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock; (ii) each director of the Company; and (iii) all directors, executive officers and designated stockholders of the Company as a group. This information as to beneficial ownership was furnished to the Company by or on behalf of the persons named. Unless otherwise indicated, each has sole voting and investment power with respect to the shares beneficially owned.

                Shares of Company Common Stock Beneficially Owned
                -------------------------------------------------

                                                               Percentage
Beneficial Owner                        Number of Shares        of Total (1)
----------------                       -----------------      -------------

Cede & Co.                               8,855,656(2)            51.5%
P.O. Box 20
Bowling Green Station
New York, NY 10004

Mohamed Hadid                            1,854,860 (3)            9.7%
31305 Highway 82
Aspen, CO 81611

Theodore Georgelas                         969,960 (4)            5.0%
7601 Lewinsville Road
Suite 250
McLean, VA 22102

James Zelloe                               879,860 (5)            4.6%
203 W. Rosemont Ave.
Alexandria, VA 22301

Jeremy Schuster                                  0                   *
5757 Wilshire Blvd., Suite 124
Los Angeles, CA 90036

Roger Serrero                                    0                   *
7601 Lewinsville Road, Suite 250
McLean, Va. 22102

All Officers and Directors               3,704,680 (6)           19.3%
as a group (5 persons)

----------------------------------
*    - represents less than 1%.

(1) Percentage of ownership is based on 17,193,805 shares of common stock outstanding as of February 29, 2000. Percentage ownership for officers and directors is based on 19,213,385 shares which includes shares which may be acquired upon exercise of options held by the officers and directors within 60 days of the filing of this report.

(2) Represents shares held in street name by various broker-dealers.

(3) Includes 354,860 shares which may be acquired upon exercise of options within 60 days of the filing of this annual report.

(4) Includes 834,860 shares which may be acquired upon exercise of options within 60 days of the filing of this annual report.

(5) Includes 829,860 shares which may be acquired upon exercise of options within 60 days of the filing of this annual report.

(6) Includes an aggregate 2,019,580 shares which may be acquired upon exercise of options within 60 days of the filing of this annual report.



ITEM 12.         Certain Relationships and Related Transactions

During the three month period ended November 30, 1996, the Company accrued $80,000 for consulting fees incurred for services provided by MCG Management Consulting Group, S.A. ("MCG"). This agreement was canceled on November 26, 1996. One of the principles of MCG was also a director of Sector AG and the Chairman of the Board of Directors of Histech. This liability remains unpaid as of February 28, 2000.

During fiscal 2000, the Company incurred legal expenses for litigation services provided by Mr. Schuster in connection with the Hasler claims (See Item 3, Legal Proceedings). At the time Mr. Schuster commenced performance of services, he was neither a shareholder nor a director and provided services as outside counsel only. Near the close of the Hasler case, Mr. Schuster was proposed for election as a director; he accepted the position and has not billed the Company for any other legal matters attended to by him. Mr. Schuster's litigation services were provided on a discounted basis pursuant to an agreement negotiated by Mr. Hadid; the fee agreement provides for conversion of any unpaid debt to stock. To date, the Company has paid only $10,000 toward accrued legal fees, although it has reimbursed Mr. Schuster for the majority of the out-of-pocket expenses incurred from the Hasler claim. The Company expects to liquidate its debt to Mr. Schuster through the issuance of its common stock, although it has not resolved the amount to be issued therefor. The Company also expects to compensate Mr. Schuster for his service as a director and the services he provided to bring the Company's filing status current prior to the expiration of its eligibility to trade on the NASD Over The Counter Bulletin Board and to prepare subsequent filings. At the time of this filing, no stock or compensation has been received by Mr. Schuster for director's or non-litigation services.

During fiscal 2000, the Company requested litigation services be provided by Mr. Zelloe, who also serves as a director. No particular fee agreement was made and the Company did not reflect for this reporting period any financial obligations to Mr. Zelloe, other than for services as a director. The Company has not made a specific plan to compensate Mr. Zelloe for his litigation services during the past year, but expects to resolve that situation in the near future.

The Company has been advanced funds from stockholders, directors, officers, employees and other related parties. These advances amount to $180,355 and $182,891 at February 29,2000 and February 28, 1999, respectively.

                                     PART IV

ITEM 13.     Exhibits and Reports on Form 8-K

(a)      Reports on Form 8-K.

               No Current Reports on Form 8-K were filed during the last quarter of the fiscal year.


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

27.1      Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of June, 2000.


                                            SECTOR COMMUNICATIONS, INC.


                                            BY:     /s/ Mohamed Hadid
                                                  ------------------------
                                                   Mohamed Hadid, Chairman


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date: June 12, 2000                /s/ Mohamed Hadid
                                   -----------------------
                                   Mohamed Hadid, Chairman

Date: June 12, 2000                /s/ Theodore Georgelas
                                   -----------------------
                                   President, Director

Date: June 12, 2000                /s/ James Zelloe
                                   ----------------
                                   V.P.,Secretary/Treasurer, Director

Date:  June 12, 2000               /s/ Jeremy Schuster
                                   --------------------
                                   Director

Date:  June 12, 2000               /s/ Roger Serrero
                                   --------------------
                                   Director

                                 EXHIBIT INDEX



The following exhibits are filed herewith:


Exhibit
Number             Description
-------            -----------

27                 Financial Data Schedule