Form 10QSB
period 2000-05-31
SECTOR COMMUNICATIONS INC
filed 2000-07-18
CIK 741012

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:   May 31, 2000        Commission File Number:       0-22382

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

                                 (703) 761-1500
                                 --------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

         Indicate the number of shares outstanding of each of the issuer/s classes of common stock as of the last practicable date:

    Number of Shares of Common Stock outstanding at May 31, 2000:  17,193,805

                           SECTOR COMMUNICATIONS, INC.

                                      INDEX

   PART I   FINANCIAL INFORMATION

            Item 1.  Financial Statements

                Balance Sheets.............................................2-3

                Statements of Operations...................................4

                Statements of Cash Flows...................................5-6

                Notes of Consolidated Financial Statements (Unaudited).....7

            Item 2.  Managements Discussion and Analysis of Financial
                      Condition and Results of Operations..................12

   PART II  OTHER INFORMATION

            Item 6.  Exhibits and Reports on Form 8-K......................19

            Signature Page.................................................20

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements



                           SECTOR COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEET

                                                           May 31,       February 29,
                                                            2000             2000
                                                        -------------   ------------
                                                                         (unaudited)
         ASSETS
CURRENT ASSETS
   Cash and Cash Equivalents                            $     137,565   $    170,607
   Accounts Receivable, net of provision for
    doubtful accounts of $17,778 and $18,148                  304,452        391,681
   Prepaid Expenses                                            18,275         30,597
                                                        -------------   ------------
      Total Current Assets                                    460,292        592,885
                                                        -------------   ------------

PROPERTY AND EQUIPMENT                                      2,042,939      2,019,960
   Accumulated Depreciation                               ( 1,825,567)   ( 1,803,610)
                                                        -------------   ------------
   Net Book Value                                             217,372        216,350
                                                        -------------   ------------

OTHER ASSETS
   Deposits                                                    28,332         28,289
                                                        -------------   ------------

      TOTAL ASSETS                                      $     705,996   $    837,524
                                                        =============   ============


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                           SECTOR COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEET (continued)

                                                           May 31,       February 29,
                                                            2000             2000
                                                        -------------   ------------
                                                                         (unaudited)
         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts Payable and Accrued Expenses                $   1,807,473   $  1,818,732
   Debentures Payable                                         263,952        263,952
   Deferred Revenue                                           186,717        203,878
   Due to Related Parties                                     167,612        180,355
                                                        -------------   ------------
      Total Current Liabilities                             2,425,754      2,466,917

Rent Deposit                                                   12,248         12,248
                                                        -------------   ------------

      TOTAL LIABILITIES                                     2,438,002      2,479,165
                                                        -------------   ------------

Commitments and Contingencies

STOCKHOLDERS' EQUITY
   Preferred Stock, $.001 par value; 5,000,000
    shares  authorized, no shares issued and
    outstanding                                                     -              -
   Common Stock, $.001 par value; 40,000,000
    shares authorized, 17,193,805 shares issued
    and outstanding                                            17,194         17,194
   Additional Paid-in Capital                              14,376,350     14,376,351
   Accumulated Deficit                                    (15,838,090)   (15,748,015)
   Cumulative Foreign Currency Translation Adjustment     (   287,460)   (   287,171)
                                                        -------------   ------------
      Total Stockholders' Equity                          ( 1,732,006)   ( 1,641,641)
                                                        -------------   ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $     705,996   $    837,524
                                                        =============   ============

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                           SECTOR COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                       FOR THE THREE MONTHS ENDED MAY 31,




                                                       2000             1999
                                                 ------------     ------------
REVENUE
   Telecommunication Revenue                     $    135,249     $    145,697
   Software Sales & Maintenance                        93,334           52,540
                                                 ------------     ------------
                                                      228,583          198,237

COST OF SALES                                          64,386          116,777
                                                 ------------     ------------

GROSS PROFIT                                          164,197           81,460
                                                 ------------     ------------

OPERATING EXPENSES
   Software Development Costs                           8,009           41,957
   Sales, General & Administrative                    240,829          251,419
                                                 ------------     ------------
      Total Operating Expenses                        248,838          293,376
                                                 ------------     ------------

Loss From Operations                              (    84,641)      (  211,916)

OTHER INCOME (EXPENSE)
   Interest (Expense)                             (     5,279)      (   37,851)
   Other Income (Expense)                         (       155)         111,388
                                                 ------------     ------------
Loss Before Provision for Income Taxes            (    90,075)      (  138,379)

Provision for Income Taxes                                  -                -
                                                 ------------     ------------

Net Loss                                         $(    90,075)     $(  138,379)
                                                 ============      ===========

Net Loss Per Share                               $(      0.01)     $(     0.01)
                                                 ============      ===========

Weighted Average Common Shares Outstanding         17,193,805       13,922,028



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                           SECTOR COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                       FOR THE THREE MONTHS ENDED MAY 31,



                                                      2000             1999
                                                  -----------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                       $(  90,075)     $(   138,379)
   Adjustments to Reconcile Net Loss to Net
    Cash Provided by Operating Activities:
      Depreciation and Amortization                   23,249            85,381
      Amortization of Discount and Loan Costs              -            47,407
      Change in Assets and Liabilities:
         (Increase) Decrease in Assets
            Accounts Receivable                       87,229           188,442
            Prepaid Expenses and Deposits             12,322                23
         (Decrease) Increase in Liabilities
            Accounts Payable                       (  11,259)          145,691
            Related Party Payable                  (  12,743)      (   124,158)
            Deferred Revenue                       (  17,161)                -
                                                  -----------     ------------
Net Cash Provided (Used) by Operating
Activities                                         (   8,438)          204,407
                                                  -----------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Fixed Assets                        (  24,386)      (    36,509)
                                                  -----------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of Common Stock                                    -           100,000
                                                  -----------     ------------

Effect of Exchange Rate Changes on Cash            (     218)      (   227,734)
                                                  -----------     ------------

Net (Decrease) Increase in Cash                    (  33,042)           40,164
Cash - March 1,                                      170,607           181,877
                                                  -----------     ------------

Cash - May 31,                                    $  137,565      $    222,041
                                                  ==========      ============

SUPPLEMENTAL CASH FLOWS INFORMATION:
   Cash Paid For:
     Interest                                     $        -      $          -
                                                  ===========     ============
     Taxes                                        $        -      $          -
                                                  ===========     ============

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                           SECTOR COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                FOR THE THREE MONTHS ENDED MAY 31, 2000 AND 1999




SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL ACTIVITIES:

Period ended May 31, 1999:
-------------------------
   Common stock totaling 2,425,000 shares was issued in settlement of accounts payable aggregating $97,000.



























The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                              MAY 31, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          a) Basis of Presentation
          ------------------------
          The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period to conform to the current period's presentation.

          For  further  information  refer  to  the  financial   statements  and
          footnotes included in the Registrant's Annual Report on form 10-KSB for the period ended February 29, 2000.

          The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year ending February 28, 2001.

          The unaudited consolidated balance sheet as of May 31, 2000 and the consolidated statements of operations and cash flows for the three month periods ended May 31, 2000 and 1999 are those of Sector Communications, Inc. ("Sector") and its subsidiaries (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated.

          b)   Loss Per Share
          -------------------
          Loss per share is based on the weighted average number of shares of common stock outstanding during the period.

          On July 1, 1999, the Company effected a 5 for 1 stock split. All share and per share amounts presented in the financial statements give retroactive effect to this stock split.

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                              MAY 31, 2000 AND 1999

NOTE 2 - PROPERTY AND EQUIPMENT

          Property and equipment consists of the following:

                                                       May 31,      February 29,
                                                        2000             2000
                                                    ------------    -----------
          Fiber Network                             $    157,837    $   157,837
          Equipment                                    1,749,218      1,724,832
          Furniture and Fixtures                          45,816         47,223
          Vehicles and Other                              90,068         90,068
                                                    ------------    -----------
                                                       2,042,939      2,019,960
          Less:  Accumulated Depreciation             (1,825,567)    (1,803,610)
                                                     -----------    -----------
                                                    $    217,372    $   216,350
                                                    ============    ===========

          Depreciation expense for the three-month periods ended May 31, 2000 and 1999 was $23,249 and $85,381, respectively.

NOTE 3 - WARRANTS

          At May 31, 2000, the Company has outstanding common stock purchase warrants as follows:

              Number          Exercise                           Date of
             of Shares         Price           Exercisable      Expiration
             ---------       ----------        -----------      ----------
               10,000        $    22.50          2/28/97          6/30/00
               10,000             30.00          7/20/97          6/30/00
               10,000             40.00          7/20/98          6/30/00
               ------
               30,000
               ======

NOTE 4 - STOCK OPTION PLANS

          A summary of stock option transactions for the period ended May 31, 2000 are as follows:

                  Outstanding, Beginning                  5,312,458

                  Granted                                         -
                                                          ---------
                  Outstanding, Ending                     5,312,458
                                                          =========
                  Exercisable, Ending                     5,312,458
                                                          =========

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                              MAY 31, 2000 AND 1999

NOTE 5- STOCKHOLDERS' EQUITY

          In May 1999, the Company issued 2,425,000 shares of common stock in settlement of accounts payable aggregating $97,000.

          In May 1999, the Company sold 3,846,150 shares of common stock to two purchasers for cash proceeds of $100,000.

          On July 1, 1999, the Company effected a 5 for 1 stock split. All share and per share amounts presented in the financial statements give retroactive effect to this stock split.

NOTE 6- COMMITMENTS AND CONTINGENCIES

          1) A former employee of Ideous filed suit against Ideous for wrongful termination. Judgement was entered against Ideous in the amount of $110,850. An appeal is pending. The full amount has been accrued in the financial statements.

          2) An individual has filed suit against the Company, also naming Worldwide Plumbing Supply, Inc. ("Worldwide") and Allan Kline. The suit alleges that Mr. Kline represented that he was the Prisident of Sector and would sell 35,000 shares of Company Common Stock to the plaintiff for $20,000. The plaintiff also alleges that Mr. Kline told the plaintiff that Worldwide was the parent of Sector. The plaintiff issued a check to Worldwide and it was cashed. Worldwide has filed an answer. The Company maintains that it has no knowledge of Worldwide and that Allan Kline is not the President of Sector. The Company denies each allegation, believes the suit as it relates to the Company is without merit, and intends to defend itself vigorously. The plaintiff seeks the return of $20,000.

          3) Agricola Metals, Inc. filed a suit against the Company seeking $31,136. The plaintiff alleges that it had a consulting contract with the Company and is owed this amount pursuant to said contract. The Company has filed an answer and denies each and every allegation.

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                              MAY 31, 2000 AND 1999

NOTE 7 - GOING CONCERN

          The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of May 31, 2000, the Company has a working capital deficit of $1,965,462 and an accumulated deficit of $15,838,090. Based upon the Company's plan of operation, the Company estimates that existing resources, together with funds generated from operations will not be sufficient to fund the Company's working capital. The Company is actively seeking additional equity financing. There can be no assurances that sufficient financing will be available on terms acceptable to the Company or at all. If the Company is unable to obtain such financing, the Company will be forced to scale back operations which would have an adverse effect on the Company's financial conditions and results of operation.

NOTE 8 - SEGMENT INFORMATION

          The Company's foreign operations are conducted by Global, Sector Bulgaria and Ideous.

                                                   May 31,          May 31,
                                                    2000              1999
                                                -------------   -------------
          Revenues from external customers:
            Telecommunications                  $     135,249   $     145,697
            Software                                   93,334          52,540
                                                -------------   -------------
                                                $     228,583   $     198,237
                                                =============   =============

          Interest expense:
            Corporate                           $       5,279   $      37,851
                                                =============   =============

          Depreciation and amortization:
            Telecommunications                  $      20,124   $      73,668
            Software                                    3,125           6,713
            Corporate                                       -           5,000
                                                -------------   -------------
                                                $      23,249   $      85,381
                                                =============   ==============
                                     - 10 -

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                              MAY 31, 2000 AND 1999

NOTE 8 - SEGMENT INFORMATION (Continued)

                                                   May 31,          May 31,
                                                    2000              1999
                                                -------------   -------------
          Segment profit (loss) before taxes:
            Telecommunications                  $  (    7,033)  $      75,365
            Software                               (   37,763)    (    52,186)
            Corporate                              (   45,279)    (   161,558)
                                                -------------   -------------
                                                $  (   90,075)  $ (   138,379)
                                                =============   =============

          Segment assets:
            Telecommunications                   $    347,124   $     579,264
            Software                                  313,998         339,165
            Corporate                                  44,847          62,061
                                                -------------   -------------
                                                 $    705,996   $     980,490
                                                 ============   ==============
          Expenditure for segment assets:
            Telecommunications                   $     24,386   $      33,268
            Software                                        -           3,241
            Corporate                                       -               -
                                                -------------   -------------
                                                $      24,386   $      36,509
                                                =============   =============

          The  following  geographic  area data for trade  revenues  is based on
          product  or  service  delivery  location  and  property,   plant,  and
          equipment is based on physical location.

                                                  May 31,          May 31,
                                                    2000              1999
                                                -------------   -------------
          Revenues from external customers:
            United States                       $          -    $           -
            Switzerland                                93,334          52,540
            Bulgaria                                  135,249         145,697
                                                -------------   -------------
                                                $     228,583   $     198,237
                                                =============   =============

          Segment assets:
            Switzerland                         $     313,998   $     339,165
            Bulgaria                                  347,124         579,264
            United States                              44,874          62,061
                                                -------------   -------------
                                                $     705,996   $     980,490
                                                =============   =============

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

     Sector's telecommunications revenue decreased by $ 10,448 or 7.17% from $145,697 for the three months ended on May 31,. 199 to $135,249 for the same period ended May 31,2000. Management believes the decrease in revenue was the result of a decrease in overall occupancy of its hotel customers.

     Software Sales and Maintenance - Sector's software sales and maintenance revenue increased by $40,794 or 77.64% from $52,540 for the three months ended on May 31, 1999 to $93,334 for the same period ended May 31,2000 (all figures are net of payments to third party distributors). Management believes the increase in sales for the three months ending May 31, 2000 was the result of an increase in the average size of each sale, The Company continues to be affected by the lack of capital available to HIS to (1) fund an adequate level of sales and marketing expense and (2) fund the software and development expense necessary to upgrade existing product lines or to develop new applications.

     Costs of Sales - The Cost of Sales of Sector decreased by $52,391 or 44.86% from $116,777 for the three months ended on May 31, 1999 to $64,386 for the same period ended May 31, 2000. Most of the decrease was attributable to the decrease in costs associated with payments due to the BTC resulting from the lower revenues and to reduced depreciation charges of fixed assets.

     Software Development Costs - Software development costs consisted primarily of salaries, related benefits, consultants fees and other costs. Sector's software development costs decreased by $33,948 or 80.91% from $41,957 for the three months ended on May 31, 1999 to $8,009 for the same period ended May 31, 2000. The decrease was attributable the lack of capital available to HIS/Ideous to fund a higher level of software development costs.

     Operating Expenses - Operating expenses consisted primarily of personnel costs, including salaries, benefits and bonuses and related costs for management, finance and accounting, legal and other professional services. Total operating expenses of Sector decreased by $10,590 or 4.21% from $251,419 for the three months ended on May 31, 1999 to $240,829 for the same period ended May 31, 2000. These reductions in operating expenses are expected to continue inasmuch as Sector has substantially reduced its corporate overhead expenses. Additionally, the HIS-related operating expenses have been substantially reduced.

     Administrative Costs and Other Costs- Management expects that Sector BG's general and administrative costs, not taking into consideration any expansion of the current network, to remain at current levels.

     Management expects Sector's general and administrative costs, exclusive of any addition of new employees, to remain at or below the levels experienced in the three months ended on May 31, 2000.

     Interest Expense - Interest expense for the three month period ending May 31,2000 decreased by $32,572 as compared to the expense in the same three month period in 1999. The decrease in interest expense was the result of the conversion of convertible debentures issued in early in fiscal 1999.

     Management expects that interest expense could increase in the future to the degree Sector borrows funds in order to finance any continuing operating cash flow deficits and implements any capital expenditure plans.



LIQUIDITY AND CAPITAL RESOURCES

     During the  quarter  ending May 31,  2000,  the Company  financed  Sector's
operations   primarily  through  sales  revenue  generated  from  the  Company's subsidiaries.

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

     As of May 31, 2000, the Company's Swiss subsidiary employed engineers and contractors located in Zurich who perform certain product development work. The Company's Bulgarian subsidiary operates autonomously from Sofia. These international operations subject Sector to a number of risks inherent in developing products and services outside of the United States, including the potential loss of developed technology, imposition of governmental controls, export license requirements, restrictions on the export of critical technology, political and economic instability, trade restrictions, difficulties in managing international operations and lower levels of intellectual property protection.

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

                          PART II - OTHER INFORMATION


ITEM 2 - LEGAL PROCEEDINGS.

   No proceedings other than as previously disclosed.




ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit Index

     No.     Description
     --      -----------
     27      Financial Data Schedule


(b)  Reports on Form 8-K

     Registrant filed a Current Report on Form 8-K on April 6, 2000 to report the Company entered into a letter of intent with the owners of Kress EOOD and Piero 97, confirming an agreement in principle to acquire the Bulgarian companies.

     Since the time of that 8-K filing, the parties have decided not to go forward with the transaction.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   SECTOR COMMUNICATIONS, INC.
                                        (Registrant)



                                   By       /s/ Theodore Georgelas
                                        --------------------------
                                           President, and Director
Date: July 18,2000