Form 10QSB
period 2000-08-31
SECTOR COMMUNICATIONS INC
filed 2000-10-16
CIK 741012

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:  August 31, 2000         Commission File Number:    0-22382

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

    Number of Shares of Common Stock outstanding at August 31, 2000: 17,368,805

                           SECTOR COMMUNICATIONS, INC.

                                      INDEX

   PART I   FINANCIAL INFORMATION

            ITEM 1.  Financial Statements

                Balance Sheets............................................ 2-3

                Statements of Operations.................................. 4

                Statements of Cash Flows.................................. 5-6

                Notes to Consolidated Financial Statements (Unaudited).... 7

            ITEM 2.  Managements Discussion and Analysis of Financial
                      Condition and Results of Operations..................12

   PART II  OTHER INFORMATION

            ITEM 1 - Changes In Securities................................ 21

            ITEM 2 - Legal Proceedings.................................... 22

            ITEM 5 - Other information.................................... 23

            ITEM 6.  Exhibits and Reports on Form 8-K..................... 24

            Signature Page................................................ 24

                          PART I FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                           SECTOR COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEET

                                                      August 31,    February 28,
                                                         2000           2000
                                                     ------------   -------------
                                                     (unaudited)
       ASSETS
CURRENT ASSETS
    Cash and Cash Equivalents                        $    201,105    $    170,607
    Accounts Receivable, net of provision for
     doubtful accounts of $30,163 and $18,148             204,337         391,681
    Loans receivable                                      300,000               -
    Prepaid Expenses                                       11,281          30,597
                                                     ------------    ------------
       Total Current Assets                               716,723         592,885
                                                     ------------    ------------

PROPERTY AND EQUIPMENT                                  1,841,448       2,019,960
    Accumulated Depreciation                          ( 1,598,459)    ( 1,803,610)
                                                     ------------    ------------
    Net Book Value                                        242,989         216,350
                                                     ------------    ------------

OTHER ASSETS
    Deposits                                               30,887          28,289
                                                     ------------    ------------

       TOTAL       ASSETS                            $    990,599    $    837,524
                                                     ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                          SECTOR COMMUNICATIONS, INC.
                     CONSOLIDATED BALANCE SHEET (continued)

                                                       August 31,    February 28,
                                                        2000              2000
                                                     ------------    ------------
                                                      (unaudited)
       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts Payable and Accrued Expenses               1,753,505       1,818,732
    Debentures Payable                                    263,952         263,952
    Deferred Revenue                                      179,885         203,878
    Due to Related Parties                                158,269         180,355
                                                     ------------    ------------
       Total Current Liabilities                        2,355,611       2,466,917

Rent Deposit                                               12,248          12,248
                                                     ------------    ------------
       TOTAL LIABILITIES                                2,367,859       2,479,165
                                                     ------------    ------------
Commitments and Contingencies

STOCKHOLDERS' EQUITY
    Preferred Stock, $.001 par value; 5,000,000
     shares authorized, no shares issued and
     outstanding                                               -                -
    Common Stock, $.001 par value; 500,000,000 and
     40,000,000 shares authorized, 17,368,805 and
     17,193,805 shares issued and outstanding              17,369          17,194
    Common stock subscribed                               400,000               -
    Additional Paid-in Capital                         14,409,075      14,376,351
    Accumulated Deficit                               (15,921,339)    (15,748,015)
    Cumulative Foreign Currency Translation
     Adjustment                                       (   282,365)    (   287,171)
                                                     ------------    ------------
       Total Stockholders' Equity                     ( 1,377,260)    ( 1,641,641)
                                                     ------------    ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $    990,599    $    837,524
                                                     ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                          SECTOR COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                              Three Months Ended               Six Months Ended
                                         --------------------------       ----------------------------
                                          August 31,     August 31,        August 31,      August 31,
                                             2000           1999              2000             1999
                                         -----------    -----------       -----------     ------------
REVENUE
   Telecommunication Revenue             $    93,963    $   160,003       $   229,212     $    305,700
   Software Sales and Maintenance            115,168        107,844           208,502          160,384
                                         -----------    -----------       -----------     ------------
                                             209,131        267,847           437,714          466,084

COST OF SALES                                 51,115        116,744           115,501          233,521
                                         -----------    -----------       -----------     ------------

GROSS PROFIT                                 158,016        151,103           322,213          232,563
                                         -----------    -----------       -----------     ------------

OPERATING EXPENSES
   Software Development Costs                  3,153         46,723            11,162           88,680
   Sales, General and Administrative         246,942        148,925           487,771          400,344
                                         -----------    -----------       -----------     ------------
     Total Operating Expenses                250,095        195,648           498,933          489,024
                                         -----------    -----------       -----------     ------------

Loss From Operations                         (92,079)     (  44,545)         (176,720)        (256,461)

OTHER INCOME (EXPENSE)
   Interest (Expense)                       (  5,279)     (  26,889)        (  10,558)       (  64,740)
   Other Income (Expense)                     14,109      (   8,034)           13,954          103,354
                                         -----------    -----------       -----------     ------------

Loss Before Provision for Income Taxes       (83,249)     (  79,468)         (173,324)        (217,847)

Provision for Income Taxes                         -              -                 -                -
                                         -----------    -----------       -----------     ------------

Net Loss                                 $   (83,249)   $  ( 79,468)      $  (173,324)    $   (217,847)
                                         ===========    ============      ===========     ============

Loss Per Share                           $   (  0.01)    $ (   0.01)      $  (   0.01)    $   (   0.01)
                                         ===========    ============      ===========     ============

Weighted Average Number of Shares
   Outstanding                            17,328,859     17,193,805        17,261,332       15,557,916


The accompanying notes are an integral part of these consolidated financial statements.

                           SECTOR COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                       FOR THE SIX MONTHS ENDED AUGUST 31,

                                                             2000            1999
                                                         ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                              $  (173,324)     $  (217,847)
   Adjustments to Reconcile Net Loss to Net Cash
    Provided By Operating Activities:
     Depreciation and Amortization                            47,704          168,448
     Allowance for doubtful accounts                          12,844                -
     Amortization of Discount and Loan Costs                       -           78,889
     Common stock issued for services                         32,900                -
     Change in Assets and Liabilities
       (Increase) Decrease in Assets
         Accounts Receivable                                 174,500          264,304
         Prepaid Expenses and Deposits                        16,728       (   25,175)
         Loans receivable                                   (300,000)               -
       (Decrease) Increase in Liabilities
         Accounts Payable                                   ( 65,227)          39,310
         Related Party Payable                              ( 22,086)      (   44,158)
         Deferred Revenue                                   ( 23,993)               -
                                                         ------------     -----------
Net Cash Provided (Used) By Operating Activities            (299,954)         263,771
                                                         ------------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Fixed Assets                                 ( 75,922)      (   75,879)
                                                         ------------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of Common Stock                                            -          100,000
   Common Stock Subscribed                                   400,000                -
                                                         ------------     -----------
                                                             400,000          100,000
                                                         ------------     -----------
Effect of Exchange Rate Changes on Cash                        6,374      (   239,222)
                                                         ------------     -----------
Net Increase in Cash                                          30,498           48,670

CASH - MARCH 1,                                              170,607          181,877
                                                         ------------     -----------
CASH - AUGUST 31,                                        $   201,105      $   230,547
                                                         ===========      ===========
SUPPLEMENTAL CASH FLOWS INFORMATION:
   Cash Paid For:
     Interest                                            $         -      $         -
                                                         ===========      ===========
     Taxes                                               $         -      $         -
                                                         ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                   (UNAUDITED)
                       FOR THE SIX MONTHS ENDED AUGUST 31,



SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL ACTIVITIES:

   Period ended August 31, 2000:

     Common stock totalling 175,000 shares was issued for services. These shares have been valued at $32,900.

   Period Ended August 31, 1999:

     Common stock totaling 2,425,000 shares was issued in settlement of accounts payable aggregating $97,000.





























The accompanying notes are an integral part of these consolidated financial statements.
                                       -6-

                           SECTOR COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                            AUGUST 31, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          a)   Basis of Presentation
               ---------------------
               The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period to conform to the current period's presentation.

               For further information refer to the financial statements and footnotes included in the Registrant's Annual Report on form 10-KSB for the period ended February 29, 2000.

               The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year ending February 28, 2001.

               The unaudited consolidated balance sheet as of August 31, 2000 and the consolidated statements of operations and cash flows for the six and three month periods ended August 31, 2000 and 1999 are those of Sector Communications, Inc. ("Sector") and its subsidiaries (collectively the "Company"). All significant inter-company accounts and transactions have been eliminated.

          b)   Loss Per Share
               --------------
               Loss per share is based on the weighted average number of shares of common stock outstanding during the period.

               On July 1, 1999, the Company effected a 5 for 1 stock split. All share and per share amounts presented in the financial statements give retroactive effect to this stock split.

                           SECTOR COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                            AUGUST 31, 2000 AND 1999

NOTE 2 - PROPERTY AND EQUIPMENT

          Property and equipment consists of the following:

                                                August 31,      February 29,
                                                   2000             2000
                                              ------------      ------------
            Fiber Network                     $    157,837       $   157,837
            Equipment                            1,541,099         1,724,832
            Furniture and Fixtures                  52,444            47,223
            Vehicles and Other                      90,068            90,068
                                              ------------       -----------
                                                 1,841,448         2,019,960
            Less:  Accumulated Depreciation      1,598,459        (1,803,610)
                                              ------------       -----------
                                              $    242,989       $   216,350
                                              ============       ===========

          Depreciation expense for the six-month periods ended August 31, 2000 and 1999 was $47,704 and $168,448, respectively and for the three month periods ended August 31, 2000 and 1999 was $24,455 and $83,067, respectively.

NOTE 3 - WARRANTS

          At August 31, 2000, all of the Company's outstanding common stock purchase warrants expired as follows:

                 Number            Exercise                           Date of
                of Shares           Price           Exercisable     Expiration
                ---------         ----------        -----------     ----------
                  10,000          $    22.50          2/28/97         6/30/00
                  10,000               30.00          7/20/97         6/30/00
                  10,000               40.00          7/20/98         6/30/00
                  ------
                  30,000
                  ======

NOTE 4 - STOCK OPTION PLANS

          A summary of stock option transactions for the period ended August 31, 2000 are as follows:

                     Outstanding, Beginning                       5,312,458

                     Granted                                        175,000
                                                                  ---------
                     Outstanding, Ending                          5,487,458
                                                                  =========
                     Exercisable, Ending                          5,487,458
                                                                  =========

                           SECTOR COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                            AUGUST 31, 2000 AND 1999

NOTE 5- STOCKHOLDERS' EQUITY

          On August 8, 2000, the authorized number of common shares was increased to 500,000,000 shares.

          On June 22, 2000, the Company issued 175,000 shares of common stock for directors' compensation. These shares have been valued at $32,900.

          The Company has received $400,000 in common stock subscriptions. The common stock to be issued is based on 70% of the 5-day average price preceding the receipt of the funds. The number of shares to be issued totals 2,134,449 shares.

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

     4) The Company is named a defendant in an action alleging non-payment of legal services and expenses in the amount of $12,500. The Company believes some loss may be probable and has accrued this amount in the financial statements.

                           SECTOR COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                            AUGUST 31, 2000 AND 1999

NOTE 7 - GOING CONCERN

          The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of August 31, 2000, the Company has a working capital deficit of $1,638,888 and an accumulated deficit of $15,921,339. Based upon the Company's plan of operation, the Company estimates that existing resources, together with funds generated from operations will not be sufficient to fund the Company's working capital. The Company is actively seeking additional equity financing. There can be no assurances that sufficient financing will be available on terms acceptable to the Company or at all. If the Company is unable to obtain such financing, the Company will be forced to scale back operations which would have an adverse effect on the Company's financial conditions and results of operation.


NOTE 8 - SEGMENT INFORMATION

          The Company's foreign operations are conducted by Global, Sector Bulgaria and Ideous.

                                                   August 31,       August 31,
                                                      2000             1999
                                                  -----------     ------------
       Revenues from external customers:
         Telecommunications                       $   229,212     $    305,700
         Software                                     208,502          160,384
                                                  -----------     ------------
                                                  $   437,714     $    466,084
                                                  ===========     ============

       Interest expense:
         Corporate                                $    10,558     $     64,740
                                                  ===========     ============

       Depreciation and amortization:
         Telecommunications                       $    41,732     $    147,489
         Software                                       5,972           13,243
         Corporate                                          -            7,716
                                                  -----------     ------------
                                                  $    47,704     $    168,448
                                                  ===========     ============

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                            AUGUST 31, 2000 AND 1999

NOTE 8 -    SEGMENT INFORMATION (Continued)

                                                  August 31,       August 31,
                                                      2000             1999
                                                  -----------     ------------
       Segment profit (loss) before taxes:
         Telecommunications                       $(   35,467)    $     52,692
         Software                                  (   24,589)     (    73,261)
         Corporate                                 (  113,268)     (   197,278)
                                                  -----------     ------------
                                                  $ ( 173,324)    $(   217,847)
                                                  ===========     ============
       Segment assets:
         Telecommunications                       $   361,546     $    549,755
         Software                                     217,889          282,335
         Corporate                                    411,164           53,232
                                                  -----------     ------------
                                                  $   990,599     $   885,322
                                                   ==========      ===========
       Expenditure for segment assets:
         Telecommunications                       $    66,408     $     53,102
         Software                                         415           22,777
         Corporate                                      9,099                -
                                                  -----------     ------------
                                                  $    75,922     $     75,879
                                                  ===========     ============

          The  following  geographic  area data for trade  revenues  is based on
          product  or  service  delivery  location  and  property,   plant,  and
          equipment is based on physical location.

                                                   August 31,       August 31,
                                                      2000             1999
                                                  -----------     ------------
       Revenues from external customers:
         United States                            $         -     $          -
         Switzerland                                  208,502          160,384
         Bulgaria                                     229,212          305,700
                                                  -----------     ------------
                                                  $   437,714     $    466,084
                                                  ===========     ============

       Segment assets:
         Switzerland                              $   217,889     $    282,335
         Bulgaria                                     361,546          549,755
         United States                                411,164           53,232
                                                  -----------     ------------
                                                  $   990,599     $    885,322
                                                  ===========     ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS:

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

OVERVIEW

Sector continued operations during the quarter which were in keeping with its strategy to advance and develop in underdeveloped markets. The Company directed efforts toward expansion of its subsidiary business in Bulgaria and successfully obtained cable television license rights (See Part II, Item 5, Other Information) which it may use to develop new revenue streams. Although a formal plan for exploitation of the licenses has not yet been developed and the financial impact of the licenses cannot be estimated, the Company believes its licensing activities are positive developments which will bolster its reputation within the telecommunications industry and, more particularly, within Bulgaria.

During August, the Company made effective a change in its capital structure (See
Part II, Item 1, Changes In Securities) to allow it to issue an increased number of shares of common stock. Management's intent was to establish a reserve of common stock to be used for acquisition of other companies and for satisfaction of agreements which bring necessary capital funding to the Company. During the same month, the Company secured a Letter of Intent (See Part II, Item 5, Other Information) to acquire several corporations. Although the Company has not completed its due diligence and cannot consider the transactions probable as of this date, management believes acquisition of other corporations may allow it to expand its base of operations and ultimately yield favorable results.

RESULTS OF OPERATIONS (For the 3 months ended August 31, 2000 v. 1999)

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

Sector's telecommunications revenue decreased by $66,040 or 41.3% from $160,003 for the three months ended on August 31, 1999 to $93,963 for the same period ended August 31 ,2000. Management believes the decrease in revenue was the result of a decrease in the number of hotels who have contracted for services from Sector and a decrease in overall occupancy of its hotel customers. Management does not anticipate a further decline in revenue during the upcoming quarter and estimates that revenue levels for the upcoming quarter will remain stable.

Software Sales and Maintenance Revenue - Sector's software sales and maintenance revenue increased by $7,324 or 6.8% from $107,844 for the three months ended on August 31, 1999 to $115,168 for the same period ended August 31, 2000 (all figures are net of payments to third party distributors). Management believes the increase in sales for the three months ending August 31, 2000, was attributable to normal variations in sales revenue from period to period. The Company continues to be affected by the lack of capital available to HIS to (1) fund an adequate level of sales and marketing expense and (2) fund the software and development expense necessary to upgrade existing product lines or to develop new applications.

Costs of Sales - The Cost of Sales of Sector decreased by $65,629 or 56.2% from $116,744 for the three months ended on August 31, 1999 to $51,115 for the same period ended August 31, 2000. The majority of the decrease was attributable to
(1) the decrease in costs associated with payments due to the BTC resulting from the lower revenues (2) a decrease in other variable expenses associated with the lower revenue levels and (3) to reduced depreciation charges of fixed assets. Management does not anticipate additional reductions and estimates that Costs of Sales for the upcoming quarter will remain stable.

Gross Profit - Gross profit is calculated as revenues less the cost of revenues. Sector's gross profit increased $6,913 or 4.6% from $151,103 from the three month period ending August 31, 1999 to $158,016 for the quarter ending August 31, 2000. Management considers the increase marginal and expects its gross profit to remain stable during the upcoming quarter.

Software Development Costs - Software development costs consisted primarily of salaries, related benefits, consultants fees and other costs. Sector's software development costs decreased by $43,570 or 93.3% from $46,723 for the three months ended on August, 1999 to $3,153 for the same period ended August 31, 2000. The decrease was attributable the lack of capital available to HIS/Ideous to fund a higher level of software development costs. Management believes software development costs will remain stable during the upcoming quarter.

Operating Expenses - Operating expenses consisted primarily of personnel costs, including salaries, benefits and bonuses and related costs for management, finance and accounting, legal and other professional services. Total operating expenses of Sector increased by $98,017 or 65.8% from $148,925 for the three months ended on August 31, 1999 to $246,942 for the same period ended August 31, 2000. This increase in operating expense was primarily the result of increased costs of operations related to the HIS/Ideous offices in Zurich which arose because of moderately increased revenue levels, but there were also increases experienced because of startup of an office in Los Angeles, California and issuance of shares as directors' compensation. Management expects operating expenses to remain stable during the upcoming quarter, unless the Company proceeds with acquisition or other development plans; in such instance, operating expenses would be expected to rise in accordance with the costs incurred for implementation of such plans, the dollar figures for which cannot presently be estimated.

Administrative Costs and Other Costs - Management expects that Sector BG's general and administrative costs, not taking into consideration any expansion of the current network, to remain at current levels.

Management expects Sector's general and administrative costs, exclusive of any addition of new employees, to remain consistent with the levels experienced in the three months ended on August 31, 2000. If the Company proceeds with acquisition or other development plans, however, domestic operating general and administrative expenses would be expected to rise in accordance with the costs incurred to administer the business elements of such plans, the dollar figures for which cannot presently be estimated.

Interest Expense - Interest expense for the three month period ending August 31, 2000 decreased by $21,610 or 80.4% as compared to the same three month period in 1999. The decrease in interest expense was the result of the conversion of convertible debentures issued in early in fiscal 1999. Management expects that interest expense could increase in the future to the degree Sector borrows funds in order to finance any continuing operating cash flow deficits and implements any capital expenditure plans.


RESULTS OF OPERATIONS (For the 6 months ended August 31, 2000 v. 1999)

Telecommunications Revenue - Sector continues to earn all of its telecommunications revenue from Sector BG (i) providing direct-dial services for international long distance calls to a select group of hotels in the cities of Sofia and Plovdiv in Bulgaria; (ii) from the sales, integration, installation, and maintenance of customer-owned digital phone systems (primarily through its distributor agreement with Mitel); and (iii) from usage-based percentages of Sector BG-owned digital phone systems through shared revenue agreements with some of its customers.

For the six month period ending August 31, 2000, telecommunications revenue decreased by $76,488 or 25% from $305,700. Management believes the decrease in revenue was the result of a decrease in the number of hotels who have contracted for services from Sector and a decrease in overall occupancy of its hotel customers. Management does not anticipate a further decline in revenue during the upcoming six months and estimates that revenue levels for the upcoming six months will remain stable.

Software Sales and Maintenance Revenue - Sector's software sales and maintenance revenue increased from $160,384 to $208,502 respectively or 30%. Management believes the increase in sales for the six months ending August 31, 2000 was attributable to normal variations in sales revenue from period to period. The Company continues to be affected by the lack of capital available to HIS to (1) fund an adequate level of sales and marketing expense and (2) fund the software and development expense necessary to upgrade existing product lines or to develop new applications.

Cost of Sales - The Cost of Sales of Sector decreased by $118,020 or 50.5% from $233,521 for the six months ending August 31, 1999 to $115,501. The majority of the decrease was attributable to (1) the decrease in costs associated with payments due to the BTC resulting from the lower revenues (2) a decrease in other variable expenses associated with the lower revenue levels and (3) to reduced depreciation charges of fixed assets. Management does not anticipate additional reductions in the Cost of Sales for the upcoming quarter and estimates that Costs of Sales for the upcoming six months will remain stable.

Gross Profit - Gross profit is calculated as revenues less the cost of revenues. Sector's gross profit increased $89,650 or 38.5% from $232,563 for the six month period ending August 31, 1999 to $322,213 for the six month period ending August 31, 2000. The increase is considered natural as a result of the decreases experienced in Costs of Sales as described herein. Management expects its gross profit to remain consistent with current quarter levels; this would result in a reduction for the upcoming six-month period.

Software Development Costs - Software development costs consisted primarily of salaries, related benefits, consultants fees and other costs. Sector's software development costs decreased by $77,518 or 87.4% from $88,680 to $11,162. The decrease was attributable the lack of capital available to HIS/Ideous to fund a higher level of software development costs. Management believes software development costs will remain stable during the upcoming six months.

Operating Expenses - Operating expenses consisted primarily of personnel costs, including salaries, benefits and bonuses and related costs for management, finance and accounting, legal and other professional services. Total operating expenses of Sector increased $87,427 or 21.8% from $400,344 for the six months ended August 31, 1999 to $487,771 for the same period ended August 31, 2000. This increase in operating expense was primarily the result of increased costs of operations related to the HIS/Ideous offices in Zurich which arose because of moderately increased revenue levels. Management expects operating expenses to remain stable during the upcoming six months, unless the Company proceeds with acquisition or other development plans; in such instance, operating expenses would be expected to rise in accordance with the costs incurred for implementation of such plans, the dollar figures for which cannot presently be estimated.

Administrative Costs and Other Costs - Management expects that Sector BG's general and administrative costs, not taking into consideration any expansion of the current network, to remain at current levels. Management expects Sector's general and administrative costs, exclusive of any addition of new employees, to remain consistent with the levels experienced in the six months ended on August 31, 2000. If the Company proceeds with acquisition or other development plans; domestic operating general and administrative expenses would be expected to rise in accordance with the costs incurred to administer the business elements of such plans, the dollar figures for which cannot presently be estimated.

Interest Expense - Interest expense for the three month period ending August 31, 2000 decreased by $54,182 or 83.7% to $10,558 from $64,740. The decrease in interest expense was the result of the conversion of convertible debentures issued in early in fiscal 1999. Management expects that interest expense could increase in the future to the degree Sector borrows funds in order to finance any continuing operating cash flow deficits and implements any capital expenditure plans.


LIQUIDITY AND CAPITAL RESOURCES

During the quarter ending August 31, 2000, the Company financed Sector's operations primarily through sales revenue generated from the Company's subsidiaries. The Company also received $400,000 in funding through a sale of shares of its common stock under Regulation S (See Part II, Item 1, Changes In Securities). Although the Company has in the past and is currently experience negative cash flow from operations, the Company believes it will be able to meet its basic capital demands during the next quarter through the receipt of the remainder of the outstanding commitment for receipt of funds through its Regulation S agreement. The funding of any expanded and/or future operations will require further infusions of capital.

If additional funds are raised by the Company through the issuance of equity securities, securities convertible into or exercisable for equity securities, or an equity securities exchange, the percentage ownership of the then current stockholders of the Company will be reduced. The Company may issue preferred stock with rights, preferences or privileges senior to those of the common stock. There can be no assurance that the Company will be successful in its efforts to obtain adequate capital or if any such additional capital is made available to the Company that it will be on terms and conditions that are not extremely dilutive to the present holders of the Common Stock.

Discontinuance of the listing of the Company's common stock on the NASDAQ Small Cap Market occurred previously; the Company's common stock presently trades through the Over the Counter Bulletin Board.

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

     As of August 31,2000, the Company's Swiss subsidiary employed engineers and contractors located in Zurich who perform certain product development work. The Company's Bulgarian subsidiary operates autonomously from Sofia. These international operations subject Sector to a number of risks inherent in developing products and services outside of the United States, including the potential loss of developed technology, imposition of governmental controls, export license requirements, restrictions on the export of critical technology, political and economic instability, trade restrictions, difficulties in managing international operations and lower levels of intellectual property protection.

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


                          PART II - OTHER INFORMATION

ITEM 1 - Changes In Securities

On June 22, 2000, certificates representing 50,000 shares of the Company's common stock, restricted under Rule 144, were issued to two directors as compensation for their agreement to serve as directors; directors of the Company each receive 25,000 shares of the Company's common stock, restricted under Rule 144, following their appointment.

On June 22, 2000, certificates representing 125, 000 shares of the Company's common stock, restricted under Rule 144, were issued to five directors as annual compensation; directors for the Company are to receive 25,000 shares of the Company's common stock, restricted under Rule 144, together with such other compensation as may be approved by the Board.

During July, 2000, the Company agreed with Overseas Communications, Ltd. to sell shares of its common stock to overseas investors through a Regulation S subscription agreement. The Company agreed to receive up to $650,000 according to its needs and to in exchange to sell its common stock with the number of shares to issue to be calculated using an average of the strike price of the Company's trading stock for the 5 trading days prior to the Company's receipt of funds, discounted by thirty percent (30%). During the quarter, the Company received $400,000 toward the Regulation S subscription; the Company must issue 2,134,449 shares in exchange therefor.

On August 8, 2000, the Company made effective a change in its capital structure which authorizes it to issue five hundred million (500,000,000) shares of its common stock through acceptance of a filing with the Nevada Secretary of State on August 8, 2000; resolutions authorizing the change in capital structure were made on July 25, 2000.


ITEM 2 - Legal Proceedings.

The Company is party to the following Legal Proceedings:

Indira Shetty v. World Wide Plumbing et al. v. Worldwide Plumbing  Supply,  Inc,
  Allan Kline,  and Sector Communications, Inc.
Supreme Court of the State of New York, County of Queens
Filed August 30, 1999  Case 19847-99
------------------------------------
Plaintiff alleges Allan Kline represented he was the President of Sector and would sell Plaintiff 35,000 shares of stock for $20,000.00. Mr. Kline allegedly told Plaintiff that World Wide Plumbing Supply, Inc. was the parent company of Sector. Plaintiff issued a check to World-wide Plumbing and it was cashed. World Wide is a an entity in the New York area and has filed an answer. Sector has no knowledge of World Wide Plumbing and denies each and every allegation of wrongdoing. Sector pled that Allan Kline was not the President of Sector and has no knowledge of any of the facts. Plaintiff seeks recovery of his $ 20,000.00. A loss is not believed to be probable or estimable in this case, as Sector
Communications, Inc. never received any funds from Plaintiff. This case is presently being litigated.

Kinsella Boesch Fujikawa & Towle, LLP v. Sector Communications, Inc. Los Angeles Superior Court, Central District
Filed June 30, 2000  Case BC232756
----------------------------------

The Company is currently defending this action which alleges non-payment for legal services rendered by Plaintiff and unpaid in the amount of $12,500, inclusive of $1,339.20 of alleged costs. The Company takes a contrary position to that of Plaintiff and answered the complaint by filing a general denial on August 2, 2000. Plaintiff does not properly allege that it entered into a written fee agreement with the Company. The Company takes the position that claimant cannot prevail on any claims for its own attorneys fees allegedly incurred in preparing or maintaining its claim against the Company, as such claim is believed to be contrary to applicable law. The Company believes some loss may be probable and presently estimates a loss of $1,000, in belief that said sum represents an amount in excess of the reasonable value of the services provided by the claimant. While the Company doubts the merits of claimant's action, the outcome is uncertain and may materially and adversely affect the financial condition of the Company if such outcome proves unfavorable.


ITEM 5 - Other information

During the quarter the Company entered into a letter of intent (LOI) which allows it to conduct due diligence to determine whether it will acquire Workseek.com and American Recruitment Conferences, Inc. private California corporations, and Sunburst Acquisitions III, Inc., a public corporation incorporated in Colorado, under terms included in the LOI. The Company commenced its due diligence proceedings during the quarter; it is presently unable to state whether the transactions are probable (whether they will be completed) because the due diligence process has not been completed and the Board must approve any acquisition agreement. The Company stated in a press release dated August 29, 2000, that it will file Form 8-K with the Securities and Exchange Commission and will subsequently file financials for the target corporations as required.

During the quarter the Company secured licenses from the Telecommunications State Commission of the Government of Bulgaria to become a cable TV operator; the licenses cover construction, maintenance, and use of cable telecommunications networks for radio and TV signals and the provision of a range of services throughout the capital city of Sofia.

On August 10, 2000, the Company confirmed election of Michael J. Zwebner to its Board of Directors. Mr. Zwebner currently serves as Chairman of the Board of Directors of Talk Visual Corporation (OTC BB: TVCP) and as a director of The Entertainment Internet, Inc. (EQS: EINI).

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


                                        SECTOR COMMUNICATIONS, INC.
                                            (Registrant)



Dated: October 16, 2000             By  /s/ Theodore Georgelas
                                        --------------------------
                                        President, and Director