Form 10QSB
period 2000-11-30
SECTOR COMMUNICATIONS INC
filed 2001-01-16
CIK 741012

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:  November 30, 2000         Commission File Number:    0-22382

                           SECTOR COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

               Nevada                                  56-1051491
               ------                                  ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

             1801 Century Park East, 23rd Fl., Los Angeles, CA 90067
            ---------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (310) 772-0715
                                 --------------
              (Registrant's telephone number, including area code)


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

  Number of Shares of Common Stock outstanding at November 30, 2000: 17,368,805. As of the date of filing 27,360,514 shares were outstanding.

                           SECTOR COMMUNICATIONS, INC.

                                      INDEX

   PART I   FINANCIAL INFORMATION

            ITEM 1.  Financial Statements (unaudited)

                Balance Sheets............................................ 2-3

                Statements of Operations.................................. 4

                Statements of Cash Flows.................................. 5-6

                Notes to Consolidated Financial Statements (Unaudited).... 7

            ITEM 2.  Managements Discussion and Analysis of Financial
                      Condition and Results of Operations..................13

   PART II  OTHER INFORMATION

            ITEM 1 - Legal Proceedings.................................... 24

            ITEM 2 - Changes In Securities................................ 24

            ITEM 5 - Other information.................................... 24

            ITEM 6.  Exhibits and Reports on Form 8-K..................... 25

            Signature Page................................................ 26

                          PART I FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                           SECTOR COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEET

                                                   November 30,    February 29,
                                                      2000             2000
                                                  -------------    -----------
                                                   (unaudited)
      ASSETS

CURRENT ASSETS
   Cash and Cash Equivalents                      $     134,863    $    170,607
   Accounts Receivable, net of provision for
    doubtful accounts of $24,315 and $18,148            188,315         391,681
      Prepaid Expenses                                   56,564          30,597
                                                  -------------    -----------
      Total Current Assets                              379,742         592,885
                                                  -------------    -----------

PROPERTY AND EQUIPMENT                                1,842,643       2,019,960
   Accumulated Depreciation                          (1,622,582)    ( 1,803,610)
                                                  -------------    -----------
   Net Book Value                                       220,061         216,350
                                                  -------------    -----------

OTHER ASSETS
   Deposits                                              29,421          28,289
                                                  -------------    -----------

      TOTAL ASSETS                                $     629,224    $    837,524
                                                  =============    ============





     The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                           SECTOR COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEET, continued


                                                   November 30,    February 29,
                                                      2000             2000
                                                  -------------    -----------
                                                   (unaudited)

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable and Accrued Expenses              2,762,694       1,818,732
   Debentures Payable                                   263,952         263,952
   Deferred Revenue                                     155,262         203,878
   Due to Related Parties                               157,904         180,355
                                                  -------------    -----------
      Total Current Liabilities                       3,339,812       2,466,917

Rent Deposit                                             12,248          12,248
                                                  -------------    -----------

      TOTAL LIABILITIES                               3,352,060       2,479,165
                                                  -------------    -----------

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
   Preferred Stock, $.001 par value; 5,000,000
    shares authorized, no shares issued and
    outstanding                                              -                -
   Common Stock, $.001 par value; 500,000,000
    shares authorized 17,368,805 and 17,193,805
     shares issued and outstanding                       17,369          17,194
   Common Stock subscribed                              820,500               -
   Additional Paid-in Capital                        14,441,954      14,376,351
   Accumulated Deficit                              (17,716,912)    (15,748,015)
   Cumulative Foreign Currency Translation
    Adjustment                                      (   285,747)    (   287,171)
                                                  -------------    -----------
      Total Stockholders' Deficit                   ( 2,722,836)    ( 1,641,641)
                                                  -------------    -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $     629,224    $    837,524
                                                  =============    ============




     The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                           SECTOR COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                          Three Months Ended           Nine Months Ended
                                     November 30,   November 30,     November 30,    November 30,
                                          2000          1999             2000            1999
                                     -----------    -----------      ------------    -----------
REVENUE
  Telecommunication Revenue          $   108,133    $  206,505       $   337,345     $   512,205
  Software Sales and
    Maintenance                           78,999       239,405           287,501         399,789
                                     -----------    -----------      ------------    -----------
                                         187,132       445,910           624,846         911,994

COST OF SALES                             54,650       125,259           170,151         358,780
                                     -----------    -----------      ------------    -----------

GROSS PROFIT                             132,482       320,651           454,695         553,214
                                     -----------    -----------      ------------    -----------

OPERATING EXPENSES
  Software Development Costs               6,004       132,123            17,166         220,803
  Sales, General and Administrative    1,247,769       140,867         1,735,540         541,211
                                     -----------    -----------      ------------    -----------
    Total Operating Expenses           1,253,773       272,990         1,752,706         762,014
                                     -----------    -----------      ------------    -----------

Loss From Operations                  (1,121,291)       47,661        (1,298,011)       (208,800)

OTHER INCOME (EXPENSE)
Interest (Expense)                    (    5,279)   (    5,264)        (  15,837)       ( 70,004)
Financing Cost                        (  668,729)             -        ( 668,729)              -
Other Income (Expense)                (      274)         1,748           13,680         105,102
                                     -----------    -----------      ------------    -----------

Loss Before Provision for Income
  Taxes                               (1,795,573)        44,145       (1,968,897)       (173,702)

Provision for Income Taxes                     -              -                -               -
                                     -----------    -----------      ------------    -----------

Net Loss                             $(1,795,573)   $    44,145      $(1,968,897)    $  (173,702)
                                     ===========    ===========      ============    ===========

Loss Per Share                       $ (    0.10)   $         -      $ (    0.11)    $ (    0.01)
                                     ===========    ===========      ============    ===========
Weighted Average Number of Shares
  Outstanding                         17,368,805     17,193,805       17,296,896      16,099,249



     The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                           SECTOR COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                     FOR THE NINE MONTHS ENDED NOVEMBER 30,

                                                          2000             1999
                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                          $( 1,968,897)   $(  173,702)
  Adjustments to Reconcile Net Loss to Net Cash
   Provided By Operating Activities:
    Depreciation and Amortization                         72,796        246,126
    Allowance for doubtful accounts                        7,289              -
    Impairment of loan                                   640,500              -
    Amortization of Discount and Loan Costs                    -         78,889
    Stock based compensation                              65,779              -
    Change in Assets and Liabilities
      (Increase) Decrease in Assets
        Accounts Receivable                              197,199        231,494
        Prepaid Expenses and Deposits                (    27,099)        10,633
        Loans receivable                                (640,500)             -
      (Decrease) Increase in Liabilities
        Accounts Payable                                 943,962        107,770
        Related Party Payable                        (    22,451)    (   44,158)
        Deferred Revenue                             (    48,616)    (  180,953)
                                                    ------------    ------------
Net Cash Provided (Used) By Operating Activities     (   780,038)       276,099
                                                    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Fixed Assets                           (    77,117)    (   98,419)
                                                    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of Common Stock                                         -        100,000
  Common Stock Subscribed                                820,500              -
                                                    ------------    ------------
                                                         820,500        100,000
                                                    ------------    ------------

Effect of Exchange Rate Changes on Cash                      911     (  267,224)
                                                    ------------    ------------

Net (Decrease) Increase in Cash                       (   35,744)        10,456

CASH - MARCH 1,                                          170,607        181,877
                                                    ------------    ------------
CASH - NOVEMBER 30,                                 $    134,863    $   192,333
                                                    ============    ===========

SUPPLEMENTAL CASH FLOWS INFORMATION:
  Cash Paid For:
    Interest                                        $          -    $         -
                                                    ============    ===========
    Taxes                                           $          -    $         -
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

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                     FOR THE NINE MONTHS ENDED NOVEMBER 30,



SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL ACTIVITIES:

  Period ended November 30, 2000:

    Common stock totaling 175,000 shares was issued for services. These shares have been valued at $32,900.

    Options to purchase 175,000 shares of common stock were issued for services. These options have been valued at $32,879.

  Period ended November 30, 1999:

    Common stock totaling 2,425,000 shares was issued in settlement of accounts payable aggregating $97,000.






















The accompanying notes are an integral part of these consolidated financial statements.

                           SECTOR COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           NOVEMBER 30, 2000 AND 1999

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

               The unaudited consolidated balance sheet as of November 30, 2000 and the consolidated statements of operations and cash flows for the nine and three month periods ended November 30, 2000 and 1999 are those of Sector Communications, Inc. ("Sector") and its subsidiaries (collectively the "Company"). All significant inter-company accounts and transactions have been eliminated.

          b)   Loss Per Share
               --------------
               Loss per share is based on the weighted average number of shares of common stock outstanding during the period.

               On July 1, 1999, the Company effected a 5 for 1 stock split. All share and per share amounts presented in the financial statements give retroactive effect to this stock split.

                           SECTOR COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           NOVEMBER 30, 2000 AND 1999

NOTE 2 -  PROPERTY AND EQUIPMENT

          Property and equipment consists of the following:

                                                    November 30,   February 29,
                                                        2000           2000
                                                    ------------   ------------
            Fiber Network                           $    157,837   $   157,837
            Equipment                                  1,541,099     1,724,832
            Furniture and Fixtures                        53,639        47,223
            Vehicles and Other                            90,068        90,068
                                                    ------------   ------------
                                                       1,842,643     2,019,960
            Less:  Accumulated Depreciation            1,622,582     1,803,610
                                                    ------------   ------------
                                                    $    220,061   $   216,350
                                                    ============   ============

          Depreciation expense for the nine month periods ended November 30, 2000 and 1999 was $72,796 and $246,126, respectively and for the three month periods ended November 30, 2000 and 1999 was $25,092 and $77,678, respectively.

NOTE 3 -  WARRANTS

          At November 30, 2000, all of the Company's outstanding common stock purchase warrants expired as follows:

               Number         Exercise                               Date of
             of Shares          Price           Exercisable        Expiration
             ---------        ---------         -----------        ----------
               10,000        $   22.50            2/28/97           6/30/00
               10,000            30.00            7/20/97           6/30/00
               10,000            40.00            7/20/98           6/30/00
               ------
               30,000
               ======

NOTE 4 -  STOCK OPTION PLANS

          A summary of stock option transactions for the period ended November 30, 2000 are as follows:

                  Outstanding, Beginning                  5,312,458

                  Granted                                   175,000
                                                          ---------
                  Outstanding, Ending                     5,487,458
                                                          =========
                  Exercisable, Ending                     5,487,458
                                                          =========

                           SECTOR COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           NOVEMBER 30, 2000 AND 1999

NOTE 5 -  STOCKHOLDERS' EQUITY

          The company has received $400,000 in common stock subscriptions. Because the price of the company's stock remained below $0.15 per share for 10 consecutive trading days, the subscription price was reset to $0.10 per share, which was below the trading price. A financing cost attributable to the discount, aggregating $668,729, has been recorded in the financial statements. 4,000,000 shares of common stock were issued in December, 2000.

          During the quarter ended November 30, 2000, the company has received an additional $420,500 in common stock subscriptions. These shares have not yet been issued.

          On August 8, 2000, the authorized number of common shares was increased to 500,000,000 shares.

          On June 22, 2000, the Company issued 175,000 shares of common stock for directors' compensation. These shares have been valued at $32,900.

          On June 22, 2000, the Company issued options to purchase 175,000 shares of common stock as compensation for service. These options have been valued at $32,879 using the Black- Sholes options pricing model.

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


NOTE 6 -  COMMITMENTS AND CONTINGENCIES

          1) A former employee of Ideous filed suit against Ideous for wrongful termination. Judgment was entered against Ideous in the amount of $110,850. An appeal is pending. The full amount has been accrued in the financial statements.

                           SECTOR COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           NOVEMBER 30, 2000 AND 1999


NOTE 6 -  COMMITMENTS AND CONTINGENCIES (continued)

          2) An individual has filed suit against the Company, also naming Worldwide Plumbing Supply, Inc. ("Worldwide") and Allan Kline. The suit alleges that Mr. Kline represented that he was the President of Sector and would sell 35,000 shares of Company Common Stock to the plaintiff for $20,000. The plaintiff also alleges that Mr. Kline told the plaintiff that Worldwide was the parent of Sector. The plaintiff issued a check to Worldwide and it was cashed. Worldwide has filed an answer. The Company maintains that it has no knowledge of Worldwide and that Allan Kline is not the President of Sector. The Company denies each allegation, believes the suit as it relates to the Company is without merit, and intends to defend itself vigorously. The plaintiff seeks the return of $20,000.

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

NOTE 7 -  GOING CONCERN

          The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of November 30, 2000, the Company has a working capital deficit of $2,960,070 and an accumulated deficit of $17,716,912. Based upon the Company's plan of operation, the Company estimates that existing resources, together with funds generated from operations will not be sufficient to fund the Company's working capital. The Company is actively seeking additional equity financing. There can be no assurances that sufficient financing will be available on terms acceptable to the Company or at all. If the Company is unable to obtain such financing, the Company will be forced to scale back operations, which would have an adverse effect on the Company's financial conditions and results of operation.

                           SECTOR COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           NOVEMBER 30, 2000 AND 1999

NOTE 8 -  SEGMENT INFORMATION

     The Company's foreign operations are conducted by Global, Sector Bulgaria and Ideous.

                                                                 November 30,
                                                   2000               1999
                                          ----------------     ---------------
   Revenues from external customers:
     Telecommunications                   $        337,345     $       512,205
     Software                                      287,501             399,789
                                          ----------------     ---------------
                                          $        624,846     $       911,994
                                            ==============     ===============

   Interest expense:
     Corporate                            $         15,837     $        70,004
                                           ===============      ==============

   Depreciation and amortization:
     Telecommunications                   $         64,004     $      218,598
     Software                                        8,792              19,812
     Corporate                                           -               7,716
                                          ----------------     ---------------
                                          $         72,796     $       246,126
                                           ===============     ===============

   Segment profit (loss) before taxes:
     Telecommunications                   $     (   39,735)    $        59,379
     Software                                   (   33,282)        (    30,539)
     Corporate                                  (1,895,880)        (   202,542)
                                          ----------------     ---------------
                                          $     (1,968,897)    $   (   173,702)
                                         =================      ==============

   Segment assets:
     Telecommunications                   $        347,926     $       491,544
     Software                                      186,064             246,007
     Corporate                                      95,234              53,232
                                          ----------------     ---------------
                                          $        629,224     $       790,783
                                          ================     ===============
   Expenditure for segment assets:
     Telecommunications                   $         66,408     $        75,642
     Software                                        1,610              22,777
     Corporate                                       9,099                   -
                                           ----------------     ---------------
                                          $         77,117     $        98,419
                                          ================     ===============

                           SECTOR COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           NOVEMBER 30, 2000 AND 1999

NOTE 8 - SEGMENT INFORMATION (CONT'D)

   The following geographic area data for trade revenues is based on product or service delivery location and property, plant, and equipment is based on physical location.

                                                        November 30,
                                                  2000                 1999
                                          ----------------     ---------------
   Revenues from external customers:
     United States                        $              -     $             -
     Switzerland                                   287,501             399,789
     Bulgaria                                      337,345             512,205
                                          ----------------     ---------------
                                          $        624,846     $       911,994
                                          ================     ===============

   Segment assets:
     Switzerland                          $        186,064     $       246,007
     Bulgaria                                      347,926             491,544
     United States                                  95,234              53,232
                                          ----------------     ---------------
                                          $        629,224     $       790,783
                                          ================     ===============


NOTE 9-      SUBSEQUENT EVENTS

             The company issued 3,991,709 shares of common stock as payment for services by directors. These shares have been valued at $339,295. This amount has been included in the statement of operations for the three and nine month periods ended November 30, 2000.

             The company has entered into three consulting agreements. Payments of these agreements will be made through the issuance of 2,000,000 shares of common stock.

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

OVERVIEW

On August 29, 2000, Sector signed a preliminary letter of intent (LOI) to acquire several corporations which were to develop business markets for the Company in sales and retail job exposition and recruitment conferences; the agreement called for Sector to fund a portion of the target companies' operations while continuing to conduct due diligence inquiries. As Sector's due diligence inquiries progressed during the September and October, the Board of Directors had increased concern regarding the transaction and the operational structure within the target companies; Sector's Board determined it was not in the Company's best interests to proceed with the transactions contemplated by the LOI. Instead, the Company wrote off the monies transferred to the target companies and formed several subsidiary corporations with the intent of making its own forays into the exposition business. The first of these "Global Tech Expos" is presently scheduled in March, 2001 in Silicon Valley, California, and is unique in its focus on the high-tech information technology (IT) sector and use of videoconferencing equipment (supplied by joint venturer Talk Visual Corporation) to allow real-time participation by applicants domestically and in foreign countries. Additional events are scheduled throughout 2001, with the current base of operations for one of the new subsidiaries, known as Sector Development, Inc. and doing business as "Global Tech Expos", sited in Irvine, California. The Company believes its development of new markets domestically and in foreign countries will provide a new business focus as former market concentrations diminish or expire.

During the quarter, the Company's Board of Directors conducted further on-site reviews of its subsidiary business operations in Bulgaria; assigned directors analyzed business activity of the subsidiary corporation and its staff, its current operating structure, and recent threats by the BTC to disconnect certain circuits serving the subsidiary corporation's clients. The Directors collectively determined that Sector's telecommunications business in Bulgaria is in a precarious state given recent activity by the BTC (and the necessity to maintain arbitration proceedings against the government-owned telecommunications entity) and upcoming deregulation of telecommunications within the country. As a result, the Directors ordered certain research activity intended to source new markets for replacement of its subsidiary business, with the belief that the Company can continue to advance in Bulgaria as an underdeveloped market. The Company continued activity with respect to the cable television and other license rights obtained previously, including directives for security system signal transmission, although it has not yet approved a formal plan for exploitation of the licenses and cannot estimate the financial impact of the same. The directors also ordered a downsizing of staff of its subsidiary business and instituted a system of financial controls which presently requires review of all contemplated expenditures by at least one director of the parent company.


RESULTS OF OPERATIONS (For the 3 months ended November 30, 2000 v. 1999)

Telecommunication Revenue - Sector continues to earn all of its telecommunications revenue from Sector PLC (i) providing direct-dial services for international long distance calls to a select group of hotels in the cities of Sofia and Plovdiv in Bulgaria; (ii) from the sales, integration, installation, and maintenance of customer-owned digital phone systems (primarily through its distributor agreement with Mitel); and (iii) from usage-based percentages of Sector PLC-owned digital phone systems through shared revenue agreements with some of its customers.

Sector's telecommunications revenue for the three months ended on November 30, 2000 was $108,133, which represents a decrease of $98,372 or 48% from the $206,505 of revenue earned for the same quarter of 1999. Management believes the decrease in revenue was the result of a decrease in the number of hotels who have contracted for services from Sector and a decrease in overall occupancy of its hotel customers. Management estimates that revenue levels for the upcoming quarter will remain stable but suspects that steps presently being taken toward deregulation of the BTC and the BTC's present competitive strategies could cause some of Sector's existing clients to terminate their contracts. Management is unable to estimate if or when such terminations may occur and therefore provides no estimate of its financial impact.

Software Sales and Maintenance Revenue - Sector's software sales and maintenance revenue for the three months ended on November 30, 2000 was $78,999, which represents a decrease of 160,406 or 67% from the $239,405 of revenue earned for the same quarter of 1999 (all figures are net of payments to third party distributors). Management believes the decrease in sales for the three months ending November 30, 2000, was attributable to a winding down of operations by HIS, which is experiencing a shortfall of capital funding and has threatened to cease operations altogether. The Company continues to be affected by the lack of capital available to HIS to (1) fund an adequate level of sales and marketing expense and (2) fund the software and development expense necessary to upgrade existing product lines or to develop new applications.

Costs of Sales - The Cost of Sales (COS) of Sector for the three months ended November 30, 2000 was $54,650, which represents a decrease of $70,609 or 56% from $125,259 COS experienced for the same quarter of 1999. The majority of the decrease was attributable to (1) the decrease in costs associated with payments due to the BTC resulting from the lower revenues (2) a decrease in other variable expenses associated with the lower revenue levels and (3) to reduced depreciation charges of fixed assets. Management anticipates some reductions in the coming quarter which will be attributable to active management of Sector PLC's expenditures by the parent company's directors, but expects such reductions to be offset by new costs of sale attributable to its job exposition business.

Gross Profit - Gross profit is calculated as revenues less the cost of revenues. Sector's gross profit for the three months ended November 30, 2000 was $132,482, which represents a decrease of $188,169 or 59% from the $320,651 of gross profit experienced for the same quarter of 1999. Management considers the decrease in accord with the reduction of telecommunications and software sales revenues.

Operating   Expenses  -  Operating   expenses  represent  the  sum  of  software
development costs and sales, general and administrative expenses. Total operating expenses of Sector for the three month period ending November 30, 2000 were $1,253,773, which represents an increase of $980,783 or 359% from the $272,990 of operating expenses incurred for the same quarter of 1999. More than half of this increase or $640,500 is attributable to write-off of the monies funded to one of the target companies Sector intended to acquire. The remainder of the increase is attributable to costs associated with startup of Sector's job exposition business and maintenance of offices and staff in Los Angeles, California, along with issuance of shares as director's compensation and compensation to the individuals who framed Sector's plans for entry into exposition markets. Management expects operating expenses to decrease during the upcoming quarter as it does not expect to experience again the type of write-off expensed to the quarter ended November 30, 2000; management cannot presently estimate the percentage or dollar decrease expected, as expansion of its subsidiary businesses can be expected to offset a significant portion of the anticipated decreases.

Software Development Costs - Software development costs consisted primarily of salaries, related benefits, consultants fees and other costs. Sector's software development costs for the three month period ending November 30, 2000 were $6,004, which represents a decrease of $126,119 or 95% from $132,123 of software development costs incurred for the same quarter of 1999. The decrease was attributable the lack of capital available to HIS/Ideous to fund a higher level of software development costs. Management believes software development costs will remain stable or decrease during the upcoming quarter.

Sales, General and Administrative Costs (SG&A)- SG&A consists primarily of personnel costs, including salaries, benefits and bonuses and related costs for management, finance and accounting, legal and other professional services. SG&A Expenses for Sector for the period ending November 30, 2000 were $1,247,769, which represents an increase of $1,106,902 or 785% from the $140,687 SG&A experienced for the same quarter of 1999. More than half of this increase or $640,500 is attributable to write-off of the monies funded to one of the target companies Sector intended to acquire. The remainder of the increase is attributable to costs associated with startup of Sector's job exposition business and maintenance of offices and staff in Los Angeles, California, along with issuance of shares as director's compensation and compensation to the individuals who framed Sector's plans for entry into exposition markets. Management is currently working with Sector PLC's executive to reduce staff and cut costs wherever possible. Management expects Sector's general and administrative costs, exclusive of any addition of new employees, to be reduced, as it does not expect to experience again the type of write-off expensed to the quarter ended November 30, 2000. If the Company proceeds with acquisition or other development plans, however, domestic operating general and administrative expenses would be expected to rise in accordance with the costs incurred to administer the business elements of such plans, the dollar figures for which cannot presently be estimated.

Interest Expense - Interest expense of $5,264 incurred for the three month period ending November 30,2000 decreased by $15 or less than 0.01% as compared to the interest expense of $5,264 incurred for the same three month period of 1999. Management considers the change negligible. Management expects that interest expense could increase in the future to the degree Sector borrows funds in order to finance any continuing operating cash flow deficits and implements any capital expenditure plans.


RESULTS OF OPERATIONS (For the 9 months ended November 30, 2000 v. 1999)

Telecommunications Revenue - Sector continues to earn all of its telecommunications revenue from Sector PLC (i) providing direct-dial services for international long distance calls to a select group of hotels in the cities of Sofia and Plovdiv in Bulgaria; (ii) from the sales, integration, installation, and maintenance of customer-owned digital phone systems (primarily through its distributor agreement with Mitel); and (iii) from usage-based percentages of Sector BG-owned digital phone systems through shared revenue agreements with some of its customers.

Sector's telecommunications revenue for the nine months ended on November 30, 2000 was $337,345, which represents a decrease of $174,860 or 34% decrease from the $512,205 of revenue earned for the same period of 1999. Management believes the decrease in revenue was the result of a decrease in the number of hotels who have contracted for services from Sector and a decrease in overall occupancy of its hotel customers. Management estimates that revenue levels for the upcoming nine month period will remain stable but suspects that steps presently being taken toward deregulation of the BTC and the BTC's present competitive strategies could cause some of Sector's existing clients to terminate their contracts. Management is unable to estimate if or when such terminations may occur and therefore provides no estimate of its financial impact.

Software Sales and Maintenance Revenue - Sector's software sales and maintenance revenue for the nine months ended November 30, 2000 was $287,501, which represents a decrease of $112,288 or 28% from the $399,789 of revenue earned for the same period of 1999. Management believes the decrease in sales for the three months ending November 30, 2000, was attributable to a winding down of operations by HIS, which is experiencing a shortfall of capital funding and has threatened to cease operations altogether. The Company continues to be affected by the lack of capital available to HIS to (1) fund an adequate level of sales and marketing expense and (2) fund the software and development expense necessary to upgrade existing product lines or to develop new applications.


Cost of Sales - The Cost of Sales (COS) of Sector for the nine months ended November 30, 2000 was $170,151, which represents a decrease of $188,629 or 52% from the $358,780 COS experienced for the same period of 1999. The majority of the decrease was attributable to (1) the decrease in costs associated with payments due to the BTC resulting from the lower revenues (2) a decrease in other variable expenses associated with the lower revenue levels and (3) to reduced depreciation charges of fixed assets. Management anticipates some reductions in the coming nine months which will be attributable to active management of Sector PLC's expenditures by the parent company's directors, but expects such reductions to be offset by new costs of sale attributable to its job exposition business.

Gross Profit - Gross profit is calculated as revenues less the cost of revenues. Sector's gross profit for the nine months ended November 30, 2000 was $454,695, which represents a decrease of $98,519 or 18% from the $553,214 of gross profit experienced for the same period of 1999. The decrease is considered natural as a result of the decreases experienced in Revenues and Costs of Sales as described herein.

Operating   Expenses  -  Operating   expenses  represent  the  sum  of  software
development costs and sales, general and administrative expenses. Total operating expenses of Sector for the nine month period ending November 30, 2000 were $1,752,706, which represents an increase of $990,692 or 130% from the $762,014 of operating expenses incurred for the same period of 1999. More than half of this increase or $640,500 is attributable to write-off of the monies funded to one of the target companies Sector intended to acquire. The remainder of the increase is attributable to costs associated with startup of Sector's job exposition business and maintenance of offices and staff in Los Angeles, California, along with issuance of shares as director's compensation and compensation to the individuals who framed Sector's plans for entry into exposition markets. While management does not expect to experience again the type of write-off expensed to the quarter ended November 30, 2000, it expects operating expenses to remain stable or increase during the upcoming nine month period, principally because it expects expansion efforts to be active during that time. Management cannot presently estimate the percentage or dollar shifts expected, as expansion of its subsidiary businesses can be expected to offset a significant portion of the anticipated decreases.

Software Development Costs - Software development costs consisted primarily of salaries, related benefits, consultants fees and other costs. Sector's software development costs for the nine months ending November 30, 2000 were $17,166, which represents a decrease of 92% or $203,637 from the $220,803 of costs experienced during the same period of 1999. The decrease was attributable the lack of capital available to HIS/Ideous to fund a higher level of software development costs. Management believes software development costs will remain stable or decrease during the upcoming quarter.

Sales, General and Administrative Costs (SG&A)- SG&A consists primarily of personnel costs, including salaries, benefits and bonuses and related costs for management, finance and accounting, legal and other professional services. SG&A expenses for Sector for the nine month period ending November 30, 2000 were $1,735,540, which represents an increase of $1,194,329 or 220% from the $541,211 SG&A experienced for the same quarter of 1999. More than half of this increase or $640,500 is attributable to write-off of the monies funded to one of the target companies Sector intended to acquire. The remainder of the increase is principally attributable to costs associated with startup of Sector's job exposition business and maintenance of offices and staff in Los Angeles, California, along with issuance of shares as director's compensation and compensation to the individuals who framed Sector's plans for entry into exposition markets. Management is currently working with Sector PLC's executive to reduce staff and cut costs wherever possible. Management expects Sector's general and administrative costs, exclusive of any addition of new employees, to be reduced, as it does not expect to experience again the type of write-off expensed to the quarter ended November 30, 2000. If the Company proceeds with acquisition or other development plans, however, domestic operating general and administrative expenses would be expected to rise in accordance with the costs incurred to administer the business elements of such plans, the dollar figures for which cannot presently be estimated.

Interest Expense - Interest expense of $15,837 incurred for the nine month period ending November 30,2000 decreased by $54,167 or 77% as compared to interest expense of $70,004 incurred for the same period in 1999. Management expects that interest expense could increase in the future to the degree Sector borrows funds in order to finance any continuing operating cash flow deficits and implements any capital expenditure plans.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ending November 30, 2000, the Company financed Sector's operations primarily through sales revenue generated from the Company's subsidiaries. The Company also received $400,000 in funding through a stock subscription pursuant to a Regulation S offering. A director of the Company is a 30% owner of the company providing 50% of this funding. The Company also received $420,500 in funding through debt instruments convertible to sale of shares of its common stock under Regulation S. Although the Company has in the past and is currently experiencing negative cash flow from operations, the Company believes it will be able to meet its basic capital demands during the next quarter through cash receipts from its subsidiary exposition business. The funding of any expanded and/or future operations will require further infusions of capital.

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

     As of November 30,2000, the Company's Swiss subsidiary employed engineers and contractors located in Zurich who perform certain product development work. The Company's Bulgarian subsidiary operates autonomously from Sofia. These international operations subject Sector to a number of risks inherent in developing products and services outside of the United States, including the potential loss of developed technology, imposition of governmental controls, export license requirements, restrictions on the export of critical technology, political and economic instability, trade restrictions, difficulties in managing international operations and lower levels of intellectual property protection.

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

     Sector's future financial performance will depend in large part on the growth of its job exposition business as well as its ability to expand the scope of its business activities globally. As a result of competition, technological change or other factors, Sector's business, operating results and financial condition could be materially and adversely affected.

     Rapid Technological Change and Requirement for Frequent Product Transitions. The market for Sector's products and services are characterized by rapid technological developments, evolving industry standards and rapid changes in customer requirements. The introduction of products embodying new technologies, the emergence of new industry standards or changes in customer requirements could render Sector's existing products or services obsolete and unmarketable. As a result, Sector's future success will depend upon its ability to continue to enhance existing products and services, respond to changing customer requirements and develop and introduce, in a timely manner, new products and services that keep pace with technological developments and emerging industry standards. There can be no assurance that Sector's products or services will achieve market acceptance, or will adequately address the changing needs of the marketplace or that Sector will be successful in developing and marketing enhancements to its existing or new products or services on a timely basis. Sector has in the past experienced delays in the development of its services and there can be no assurance that Sector will not experience further delays in connection with its current service offerings or future service development activities. If Sector is unable to develop and introduce new products or services, or enhancements to existing products or services, in a timely manner in response to changing market conditions or customer requirements, Sector's business, operating results and financial condition will be materially and adversely affected. Because Sector has limited resources, Sector must restrict its business development efforts to a relatively small number of products and services. There can be no assurance that these efforts will be successful or, even if successful, that any resulting products or services will achieve market acceptance.

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

     Dependence on Proprietary Technology; Risks of Infringement. Sector's success depends in part upon its proprietary technology. Sector will rely on a combination of copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect its proprietary rights. Sector does not have any patents material to its business and has no patent applications filed. As part of its confidentiality procedures, Sector will generally enter into non-disclosure agreements with its employees, distributors and corporate partners, and license agreements with respect to its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use Sector's products or technology without authorization, or to develop similar technology independently. Policing unauthorized use of Sector's products is difficult and although Sector is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. Sector will make source code available for certain of its products and the provision of such source code may increase the likelihood of misappropriation or other misuses of Sector's intellectual property. In selling its products, Sector will also rely in part on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, effective protection of intellectual property rights is unavailable or limited in certain foreign countries. There can be no assurance that Sector's protection of its proprietary rights including any patent that may be issued, will be adequate or that Sector's competitors will not independently develop similar technology, duplicate Sector's products or design around any patents issued to Sector or other intellectual property rights.

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

                          PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

There were no material developments in the Company's prior reported legal proceedings during the quarter.


ITEM 2 - Changes In Securities

The Company did not issue any stock certificates during the quarter.

The Company received a demand for adjustment of amount of shares due under its Regulation S subscription; the agreement provided for a reset of the subscription share price in the event the trading price of the Company's stock fell below $0.15 for ten consecutive trading days; in such event, the subscription share price was to be reset to $0.10 per share, with additional shares issued to reflect such adjustment. Although the Company did not issue the required certificates during the quarter, it included the necessary adjustments in its financial statements. At the end of the quarter, the Company recognized an obligation to issue 4,000,000 shares of its common stock for $400,000 received under the Regulation S subscription.


ITEM 5 - Other Information

On September 1, 2000, the Board of Directors approved compensation in the amount of $60,000 for each of three directors who actively participated in development of the Company's plan for development of the job recruitment and exposition business. The compensation may be taken as cash or common stock restricted under Rule 144, as the Company's financial condition may permit. The conversion, if any, shall be calculated using a thirty percent discount from the three-day average closing price for the Company's common stock, as calculated for day of demand of conversion and the two days prior; the Company will consider September 1, 2000, the tacking date for any conversion.

On October 30,  2000,  the  Company  formed  three  subsidiary  corporations  in
California: Sector Development, Inc., Sector Ventures, Inc. and Tech Recruitment Conferences. Sector Development, Inc. filed a fictitious business name statement and currently operates as "Global Tech Expos."

On November 2, 2000, the Company announced the resignation of Theodore Georgelas in a Form 8-K filing. Mr. Georgelas' resignation includes resignation from all officer and director positions within the Company and its subsidiaries.

On November 14, 2000, two Form 8-K filings were erroneously made under the Company's name; said filings have been removed from the Securities and Exchange Commission's EDGAR system but may remain on certain Internet bulletin boards and other Edgar filing dissemination services.

In January, 2001, the Company's Chairman accepted the resignation of James Zelloe from all officer and director positions, which allowed the Company to centralize management within its Los Angeles offices. In accordance with Company policy, any resignation from the Company includes resignation from all of the Company's subsidiaries and vice-versa, as applicable. Duties formerly assigned to or undertaken by Mr. Zelloe will be assumed by others as provided for in the Company's bylaws or at the discretion of the Company's Chairman.


ITEM 6 - Exhibits and reports on Form 8-K

     (a) Exhibit Index

      No.  Description
      --   -----------
      27   Financial Data Schedule


     (b) Reports on Form 8-K

     November 2, 2000 (Item 5)
     -------------------------
     On October 30, 2000 the Board of Directors of Registrant accepted the resignation of Theodore Georgelas as president and director of the Company. On the same date, the Board of Directors appointed the Company's Chairman, Mohamed Hadid, to act as interim President and Chief Executive Officer. Marilyn Foster was appointed Secretary of Registrant, following the resignation by James Zelloe of that office. Mr. Zelloe continues to serve as treasurer and director. Registrant has moved its principal executive offices to Los Angeles, to 1801 Century Park East, 23rd Floor, Los Angeles, California 90067, phone 310-772-0715.

     November 6, 2000 (Item 5)
     -------------------------
     The Company earlier determined that entry into job exposition and recruitment conference businesses would complement its telecommunications base and yield new revenue streams. The Company framed a plan for entry into these markets and sought acquisition of companies which commanded a significant market presence; as a result, the Company entered into a letter of intent/preliminary acquisition agreement (the "Agreement"), announced on August 29, 2000, which allowed the Company to conduct due diligence regarding its potential acquisitions of Workseek.com and American Recruitment Conferences Inc., private California corporations, and Sunburst Acquisitions III Inc., a Colorado public corporation. While the Company continues its interest in the job exposition and recruitment conference businesses, it was not satisfied with the results of its due diligence inquiries and determined it is not in the Company's best interests to proceed with the transactions contemplated by the Agreement.

     November 11, 2000 (Item 9 - FD Disclosure)
     ------------------------------------------
     On November 8, 2000, Sector Development, Inc., a wholly-owned subsidiary of Registrant, entered into a joint marketing agreement with Talk Visual Corporation, a public corporation based in Miami, Florida (OTCBB: TVCP), for purchase and sale of its TV225 videocall telephones.

     November 14, 2000 - erroneous filings
     -------------------------------------

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SECTOR COMMUNICATIONS, INC.
                                            (Registrant)


Dated: January 15, 2001             By  /s/ Mohamed Hadid
                                        --------------------------
                                        Chairman, Acting President & Director