Form 10KSB40
period 2001-02-28
SECTOR COMMUNICATIONS INC
filed 2001-07-16
CIK 741012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the year ended February 28, 2001
                         Commission File Number 0-22382


                           SECTOR COMMUNICATIONS, INC.
                 (Name of small business issuer in its charter)


           Nevada                                         56-1051491
  (State or other jurisdiction of                     (I. R. S. Employer
   incorporation or organization)                     Identification No.)


               1801  Century Park East, 23rd Fl., Los Angeles, CA 90067
                    (Address of principal executive office)

                                 (310) 772-0715
                           (Issuer's Telephone Number)

        Securities Registered Pursuant of Section 12(b) of the Act: None

          Securities Registered Pursuant of Section 12(g) of the Act:
                         Common Stock, $0.001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [ ]

The issuer had operating revenues of $781,291 for the year ended February 28, 2001.

As of June 25, 2001, there were 60,321,943 shares of the issuer's common stock outstanding.

The aggregate market value of the 21,508,705 shares of the issuer's voting stock held by non-affiliates was $2,150,870.50 based on the last price of $0.10 on that date as reported by National Association of Securities Dealers Over The Counter Bulletin Board (OTC BB) Stock Market. The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 5% of the outstanding shares at June 25, 2001, in that such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                           SECTOR COMMUNICATIONS, INC.
                                   FORM 10-KSB
                                February 28, 2001


PART I........................................................................3

ITEM 1. Business..............................................................3
ITEM 2. Properties...........................................................12
ITEM 3. Legal Proceedings....................................................13
ITEM 4. Submission of Matters to vote of Security Holders....................14

PART II......................................................................15

ITEM 5. Market for Common Equity and Related Stockholder Matters.............15
ITEM 6. Management's Discussion and Analysis of Financial
             Condition and Results of Operations.............................17
ITEM 7. Financial Statements.................................................26
ITEM 8. Changes In and Disagreements With Accounting and
             Financial Disclosure............................................27

PART III.....................................................................27

ITEM 9. Directors, Executive Officers, Promoters, and Control
           Persons: Compliance With Section 16(a) of the Exchange Act........27
ITEM 10. Executive Compensation..............................................30
ITEM 11. Security Ownership of Certain Beneficial Owners and Management......33
ITEM 12. Certain Relationships and Related Transactions......................35

PART IV......................................................................36

ITEM 13. Exhibits and Reports on Form 8-K....................................36

SIGNATURES...................................................................37

EXHIBIT INDEX................................................................38

                                     PART I

ITEM 1.      Business

OVERVIEW

Sector Communications, Inc. ("the Company") was incorporated in the state of Nevada on March 19, 1990, and presently acts as a holding company. The Company's principal holdings are Sector Bulgaria, Ideous Technologies and Sector Development. The Company had revenues of $781,291 for the year ended February 28, 2001, derived from the businesses outlined in this filing.

Sector Bulgaria
---------------
Global Communications Group, Inc. (Global) was incorporated in the state of Texas in 1993. A branch of the company was registered in the Republic of Bulgaria subsequent to the signing of a five (5) year Joint Activity Agreement ("JAA") with Bulgaria's government-owned state telecommunications monopoly, the Bulgarian Telecommunications Company-PLC (the "BTC"), on January 26, 1994. On February 14, 1997, the Company entered into a new ten (10) year JAA with the BTC. As part of this new agreement, a new wholly-owned, Bulgarian subsidiary company, Sector-Bulgaria, EOOD ("Sector BG") was created; the company was later transitioned to registered status and is now referenced as Sector Plc.; all business is now done under Sector Plc ("Sector PLC").

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

Services Provided, Markets and Overall Strategy
-----------------------------------------------
Sector PLC currently operates in the Republic of Bulgaria, a country with a population of approximately 8,775,000 and a total area of 110,910 square kilometers (slightly larger than the state of Tennessee). It is well known among tourist operators, having the unique combination of natural resources, historical past, traditional architecture and fine cuisine.

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

Sector PLC currently has contracts to provide services to two hotels in Sofia. Sector PLC (through its predessors) constructed five optical fiber cable routes in Sofia with a total length of 12 kilometers (6 fibers), creating an infrastructure for future cost effective connection of additional customers and expansion of its telecommunication operations as well as the possibility of providing additional services such as cable TV over its network.

Sector PLC offers to its customers the following basic services:

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

Sector PLC's former strategy was to expand the optical fiber cable construction in Sofia and Plovdiv and to provide international and national long distance direct dialing to additional hotels, western businesses, banks and embassies. Unfortunately, Sector's telecommunications business in Bulgaria is in a precarious state given recent activity by the BTC (and the necessity to maintain arbitration proceedings against the government-owned telecommunications entity) and upcoming deregulation of telecommunications within the country. In November, 2000, two of the Company's directors conducted on-site reviews of Sector PLC and its staff and determined that downsizing and reductions in spending were necessary; the directors determined Sector PLC should fulfill the requirements of certain licenses granted to it but otherwise adopt a "holding pattern" strategy until such time as Sector PLC's management and staff fully comply with
the  cost-cutting   directives  of  the  Company's  directors  or  the  Company implements a new strategy for Sector PLC.

No assurance can be given that any of the Company's strategies will be successful or that the Company will continue operations of Sector PLC.

Sources and Availability of Materials
-------------------------------------
The materials and vendors necessary for Sector PLC to continue operations are available from many sources. Sector PLC foresees no shortage of supplies or difficulties in acquiring materials and vendors necessary to conduct its business as presently conducted. Sector PLC relies heavily on its own expertise.

Description of the Network
--------------------------
Sector PLC currently operates two Mitel SX 2000 Light PBXs and call loggers in hotels in Sofia. The hotel PBXs are connected via special access optical fiber circuits and a concentrator directly to the International Gateway switch of the Bulgarian Telecommunications Company. A second trunk group for national traffic and incoming calls connects every hotel PBX to the PSTN.

Sector PLC supports a remote control and customer service center and assists the hotel administration in resolving dialing and billing issues.

On May 25, 2000, Sector PLC was granted a license for cable TV operation by the Bulgarian State Telecommunications Commission and two other licenses for specialized hotel TV channels. During the period extending from July through September, 2000, the Company expanded the optical fiber cable network in preparation for implementing of the license. The expansion increased the total length of cable to 13 km and connected the Sector's TV equipment room with its network.

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

Competition
-----------
Virtually all markets for telecommunications services are extremely competitive, and the Company expects that competition will intensify in the future. In each of the markets in which it offers telecommunications services, the Company faces significant competition from carriers with greater market share and financial resources. The Company competes in Bulgaria with the government provider, which has historically monopolized the local telecommunications market. A continuing trend toward business combinations and alliances in the telecommunications industry and Bulgaria's move to privatize its telecommunications system may create significant new competitors to the Company. (The government provider is negotiating an agreement with a joint venture composed of OTE (the Greek government telecommunications provider and KPN (the government telecommunications provider in the Netherlands) which will transfer ownership of the BTC to that consortium. Such a realignment of the BTC operations could have a severely negative impact upon the Company.) Many of the Company's existing and potential competitors have financial, personnel and other resources significantly greater than those of the Company. Other potential competitors include foreign telephone companies, wireless telephone companies, electric utilities, microwave carriers and private networks of large end users. In addition, the Company competes with equipment vendors and installers and telecommunications management companies with respect to certain portions of its business.

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

Dependence on major customers
-----------------------------

The Company currently provides services to a limited base of three customers and therefore relies heavily on the business from each. One of these customers accounts for almost half of the total revenues. Sector PLC is actively working to retain its customer base but there are no assurances it will be able to do so.

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

Employees
---------
As of February 28, 2001, Sector PLC had three full-time employees, one part time employee, and one employee on maternity leave. Employees include a telecommunication engineer, an IT engineer (part time), an accountant, and a secretary/legal assistant.

Ideous
------
As of February 28, 1999, Sector has reduced by 100% the total amount of goodwill carried on its balance sheet with respect to its investment and interest in HIS/Ideous. Please see Item 6, "Management Discussion and Analysis," for further information concerning HIS/Ideous. Any reading of the descriptive material herein with respect to HIS/Ideous must be read in context of such a write-down of the asset.

NOTE: All references in this filing either to Histech or Ideous refer to the same entity and products. The trade name of Histech has been changed to Ideous with no effect on the ownership of the company or products resulting from such change.

OVERVIEW

Ideous Technologies AG (hereinafter interchangeably "Histech" or "Ideous") is a Swiss corporation founded in 1996. Histech is an independent software vendor that develops and markets enterprise automation software solutions for managing distributed computer systems in multi-vendor, multi-platform computing environments.


Sector Development, Inc.
------------------------
Sector Development, Inc. ("Global Tech") was incorporated in the state of California on October 30, 2000, as a subsidiary corporation to develop job recruitment expositions for the Company. Sector Development, Inc. filed a fictitious business name statement to conduct operations as "Global Tech Expos" on November 14, 2000. Global Tech's first job exposition was held on March 20-21, 2001, after the close of Sector's fiscal year. Global Tech had unearned revenues of $128,380 for the year ended February 28, 2001, derived from deposits received toward performance of its first exposition.

Services Provided, Markets and Overall Strategy
-----------------------------------------------
Global Tech currently operates in the United States and serves as an exposition host; it secures facilities and provides space and other services to companies exhibiting at its expositions. Secondary market strategies include development of revenue streams for selective use of data obtained from exposition attendees and for placement services which have not, as yet, been developed. Global Tech also intends to use its websites (www.globaltechexpos.com and www.globalcareerexpos.com) to generate additional revenue through placement of job listings and applicant resumes thereon.

Status of Publicly Announced Services
-------------------------------------
Global Tech announced its entry into the job exposition market during the year 2000; it intended to conduct its first exposition in January, 2001, but deferred to a set of March dates to ensure a well-attended, well-publicized event.

Competition
-----------
Job recruitment markets are served by a wealth of competitors and the Company expects that competition will intensify in the future. In the high-tech market where the Global Tech presently offers services, there are several competitors enjoying a more dominant market position; these companies typically have select agreements with key media publishers, television stations, or exposition centers. A continuing trend toward business alliances and acquisitions by Global Tech's principal competitors could have a negative impact upon the Company. Many of the Company's existing and potential competitors have financial, personnel and other resources significantly greater than those of the Company. Other potential competitors include Internet companies and private networks of human resource service providers.

Dependence Upon Major Customers
-------------------------------
Global Tech has a core group of "marquee" clients it believes attract attendees and other exhibitors to its expositions. While not principally dependent upon such customers, loss thereof could be expected to have a negative impact upon the Company. Competitors can be expected to approach Global Tech's present customers to lure them away from its events. Because other competitors have greater financial resources than Global Tech, it may be unable to compete with the financial or other incentives offered by its competitors.

Trademarks, Licenses, Royalty Agreements and Labor Contracts
------------------------------------------------------------
The Company has acquired certain trademarks through use and is attending to their protection through appropriate filings, earlier made. The Company is licensed to use the facilities, trademarks and other required intellectual property of the exposition centers it contracts with as well as those of its clients, although it principally uses the latter on in key advertising intended to show client participation in Global Tech events. The Company has a royalty share agreement with Knight-Ridder publications which requires the inclusion of multiple full page advertisements in publications owned by Knight Ridder in exchange for a royalty share derived from expo booth sales; the agreement is intended to cover all events scheduled for calendar year 2001. Two key personnel operate under agreements which ensure their continued performance for Global Tech for a six month period which commenced during November, 2000; the agreement provides for four (4) subsequent six month renewals at the Company's election.

Effect Of Existing Or Probable Regulation On Business
-----------------------------------------------------
The Company is aware that there have been proposals for either regulation or taxation of the Internet or business activities on the Internet. There is the risk of uncertainty regarding such proposed future Internet regulation, which could adversely affect the Company's business. Any risks associated with regulation or taxation of the Internet would, in the Company's opinion, be passed along to its clients through increased costs.

Employees
---------
At February 28, 2001, Global Tech had 16 principal employees. The staff consists of two persons that lead sales and technical efforts, one person who conducts training, an event coordinator, and a group of account managers. Global Tech also uses independent contractors to supplement its sales efforts. The Company provides managerial and administrative services through the officers, directors and employees resident in its Los Angeles offices.


Sector Communications, Inc.

Employees
---------
At  February  28,  2001,  the  Company,  apart  from the staff  employed  by its
subsidiaries,   had  no  full-time  employees.   The  Company  uses  independent
contractors and consultants, as necessary.

Principal Office
----------------
The Company is a Nevada corporation with its executive offices located at 1801 Century Park East, Los Angeles, California; its telephone number is (310) 772-0715.


ITEM 2.  Properties

Office Facilities
-----------------
At February 28, 2001, the Company leased the following facilities:

                        Lease         Approximate   Annual
     Location         Primary Use     Sq. Footage    Cost      Expiration
     --------         -----------     -----------   ------    ----------
Los Angeles, CA    Corporate Office        350      $34,932    January 2002
McLean, VA         Corporate Office      6,500        (1)      March 2003

(1) The Company subleased the substantial portions of the McLean location on terms similar to its master leases.

At  February  29,  2001,  the  Company's   subsidiaries   leased  the  following
facilities:

                           Lease         Approximate   Annual
     Location            Primary Use     Sq. Footage    Cost      Expiration
     --------            -----------     -----------   ------    ----------
Zurich, Switzerland   Corporate Office     3,488       $43,165    monthly
Sofia, Bulgaria       Corporate Office     2,500        19,800    monthly
Irvine, California    Corporate Office     3,290        78,960    Sept. 2002

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

Agricola Metals, Inc. v. Sector Communications, Inc.
Superior Court of New Jersey, Mercer County
Case No. MER-L-468-00
Filed February 3, 2000
----------------------------------------------------
Plaintiff alleged nonpayment of $31,135.60 from a consulting contract with the Company. The Company filed an answer and denied each and every allegation of the complaint. The case was settled on January 8, 2001, without admission of liability. The Company paid $15,567.48 during an agreed installment period and realized a gain through settlement.

Haas & Anderson, P.C. v. Sector Communications, Inc.
Fairfax County General District Court (VA)
Case Number 2001-1047
----------------------------------------------------
Plaintiff alleged nonpayment of $14,854 for attorney services rendered to the Company. The Company denied Plaintiff's claims but judgment was taken for the full amount of the claim after the Company failed to defend the claim locally. The Company's Chairman is pursuing settlement negotiations with the Plaintiff.


Kinsella, Boesch, Fujikawa & Towle, LLP v. Sector Communications, Inc.
Limited Jurisdiction Court of the State of California, Central District
Case No. 00K24220 (formerly Superior Court Case No. BC232756)
Filed June 30, 2000
------------------------------------------------------------------------
Plaintiff alleged nonpayment of $12,500.20 of attorney's fees, costs and interest incurred for litigation services. The Company filed an answer and denied each and every allegation of the complaint. The Court, by its own motion during December, 2000, transferred the case to the Limited Jurisdiction Court after determining it was improperly filed in the Superior Court in derogation of jurisdictional requirements. The case was settled during February, 2001 for $1,500; dismissal was entered on March 5, 2001. The Company realized a gain through settlement.

Lodestone Group, Inc. v Sector Communications, Inc and Krissos Resources, Inc. District Court, Arapahoe County, Colorado
Case No. 97CV1263
Filed June 6, 1997
------------------------------------------------------------------------------
The Company was involved in this previously disclosed action suffered judgment for approximately $42,000, plus costs and fees, in September 1998. On March 30, 2000, the parties settled for $15,000. The Company fully satisfied its obligations under the settlement agreement and recognized a gain through settlement.


Scherpenhuijzen v. Ideous Technologies AG
-----------------------------------------
A former employee of Ideous filed suit against Ideous for wrongful termination. Judgment was entered against Ideous in the amount of $110,850. An appeal is pending. The full amount of the judgment has been accrued in Ideous's financial statements. The Company has limited contact with Ideous and, for this reason, has only limited information regarding this matter. While the company doubts the merits of claimant's action, the outcome of the appeal is uncertain and may materially and adversely affect the financial condition and viability of the Company if such outcome proves unfavorable to the Company.


Shetty v. World-Wide Plumbing Supply, Inc., Allan Kline, and Sector Communications, Inc.
Supreme Court of New York, County of Queens
Case No. 19847-99
Filed September 7, 1999
--------------------------------------------------------------------
Plaintiff alleges Allan Kline represented he was the President of Sector and would sell Plaintiff 35,000 shares of stock for $ 20,000.00. Mr. Kline allegedly told Plaintiff that World-wide Plumbing Supply, Inc. was the parent company of Sector. Plaintiff issued a check to World-wide Plumbing and it was cashed. World-wide is an entity in the New York area and has filed an answer. Sector has no knowledge of World-wide Plumbing and denies each and every allegation of wrongdoing. Sector pled that Allan Kline was not the President of Sector and has no knowledge of any of the facts. Plaintiff is seeking $ 20,000.00. The case is pending. While the company doubts the merits of claimant's action, the outcome of the action is uncertain and may materially and adversely affect the financial condition and viability of the Company if such outcome proves unfavorable to the Company.


ITEM 4.      Submission of Matters to vote of Security Holders

No matters were brought to a vote of the Security Holders during the quarter ended February 28, 2001.

                                     PART II

ITEM 5.      Market for Common Equity and Related Stockholder Matters

Price Range of Common Stock
---------------------------
The Company's  common stock is presently traded on the NASD
Over The Counter Bulletin Board (OTC BB) under the symbol "SECTE". The "E" designation was appended to the Company's symbol after it failed to timely file this 10-KSB report; the late filing occurred because the Company did not receive financial data from its subsidiaries or the audit necessary for preparation of this filing. The "E" appendage on the Company's regular "SECT" symbol should be removed after filing of all necessary reports.

The following table sets forth the high and low bid price for each quarter of the last two years.

The quotations represent prices between dealers in securities, do not include retail markup, markdowns or commissions and may not necessarily represent the actual transactions.

         Quarter Ended                      High       Low
         -------------                      ----       ---
         February 28, 2001                  0.23       0.06
         November 30, 2000                  0.28       0.11
         August 31, 2000                    0.45       0.13
         May 31, 2000                       0.48       0.13

         February 29, 2000                  0.53       0.06
         November 30, 1999                  0.19       0.12
         August 31, 1999                    0.31       0.22
         May 31, 1999                       0.30       0.16


Approximate Number of Equity Security Holders
---------------------------------------------
At February 28, 2001 there were approximately 334 active holders of record of the Company's common stock. The Company believes that many additional holders of the Company's common stock are unidentified because their shares are held by brokers in nominee accounts or "street name".

Sales of Unregistered Securities
--------------------------------
On February 28, 2001, the Company issued 2,571,429 shares of its common stock, restricted under Rule 144, to three (3) directors who provided special services to the Corporation during a three month period. The common stock issued represented conversion of a $60,000 fee using a thirty percent discount from the trading average for the three days prior to conversion. The foregoing stock is currently held by the Corporation and has not been tendered to the intended recipients.

On December 21, 2001, the Company issued 4,000,000 shares of its common stock, restricted pursuant to Regulation S, to four offshore subscribers. The stock issued represented conversion of $400,000 received.

On December 21, 2001, the Company issued 3,025,210 shares of its common stock, restricted under Rule 144, to three (3) directors who provided special services to the Corporation during a three month period. The common stock issued represented conversion of a $60,000 fee using a thirty percent discount from the trading average for the three days prior to conversion, as disclosed in the Company's filing for the quarter ending November 30, 2000.

On December 21, 2001, the Company issued 966,500 shares of its common stock, restricted under Rule 144, to a director for litigation services provided in connection with the Hasler v. Kline matter, earlier disclosed; the litigation predated the attorney's service as a director. The common stock issued represented conversion of $57,990 legal fees accrued; the conversion used a twenty five percent discount for the three days prior to conversion.

Transactions Involving Registered Securities

On January 16, 2001, the Company issued 600,000 shares of its common stock, registered pursuant to an S-8 filing, to an individual providing consultancy services to the corporation.

On December 29, 2000, the Company issued 200,000 shares of its common stock, registered pursuant to an S-8 filing, to an unafilliated attorney providing special services to the corporation.

On December 29, 2000, the Company issued 1,200,000 shares of its common stock, registered pursuant to an S-8 filing, to an unafilliated overseas attorney providing special services to the corporation.


CHANGE IN CAPITAL STRUCTURE
---------------------------
On August 8, 2000, the Company made effective a change in its capital structure which authorizes it to issue five hundred million (500,000,000) shares of its common stock through acceptance of a filing with the Nevada Secretary of State on August 8, 2000; resolutions authorizing the change in capital structure were made on July 25, 2000.

FORWARD STOCK SPLIT
-------------------
On July 1, 1999, the Company effected a 5 for 1 stock split. All shares and per share amounts presented in the financial statements give retroactive effect to this stock split.

ITEM 6.      Management's Discussion and Analysis of Financial Condition
              and Results of Operations

Sector includes certain estimates, projections and other forward-looking statements in its reports, presentations to analysts and others and other material disseminated to the public. There can be no assurance as to future performance and actual results may differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements include: (i) the effects of vigorous competition in the markets in which Sector operates; (ii) the cost of entering new markets necessary to provide products and services; (iii) the impact of any unusual items resulting from ongoing evaluations of Sector's business strategies; (iv) economic downturns; (v)
requirements imposed on Sector and its competitors by the Bulgarian Telecommunications Company (BTC); (vi) unexpected results of litigation filed against Sector; and (vii) the possibility of one or more of the markets in which Sector competes being affected by variations in political, economic or other factors such as monetary policy, legal and regulatory changes or other external factors over which Sector has no control.

As discussed below, the telecommunications revenue of Sector's subsidiary, Sector PLC, declined significantly. Sector PLC, in the opinion of Sector management, has limited capital available to it to meaningfully continue its operations in the future. Sector is not satisfied with the activities or efforts of current Sector PLC management and does not does not presently intend to make available to Sector PLC any additional capital or seek capital on Sector PLC's behalf. Sector requested and encouraged current Sector PLC management to reduce staff and expenses to the point where revenues would exceed expenditures but is uncertain whether Sector PLC will do so. Consequently, the Company considers the future operation of Sector PLC as a viable entity to be in jeopardy.


Software sales and maintenance revenues of Sector's subsidiary, Ideous also declined significantly. Ideous, in the opinion of Sector management, does not have sufficient capital available to it to meaningfully continue its operations in the foreseeable future. Sector will not make available to Ideous any additional capital or seek additional capital on Ideous' behalf. Sector encouraged the management of Ideous to pursue third-party sources for capital with the understanding that the Company will consider any meaningful offers from others to facilitate the investment by them of capital into Ideous. Such an investment source, if one were available, would undoubtedly insist upon a substantial dilution of the ownership position which Sector maintains in Ideous. There can be absolutely no assurance that such a possible source of capital for Ideous will be found and, consequently, the Company considers continued operation of Ideous as a viable entity to be in jeopardy.

Exposition revenues of Sector's subsidiary, Sector Development, Inc. ("Sector Development") are speculative as Sector's entry into the job exposition business is a first-time venture for the Company. Continued operation as a job recruitment or exposition company will require significant infusions of capital and there can be no guarantee that the Company will be able to obtain such capital. The Company may obtain modest amounts of capital funding for Sector Development through sale of its securities but there can be no guarantee that such monies will be sufficient to meet Sector Development's needs. Typically, these financing transactions involve sales of the parent corporation's securities at a discounted rate, necessary to offset the speculative nature of the venture as well as the restricted nature of the stock sold; such sales have a dilutive effect on the Company. Additionally, the performance of Sector Development may be directly impacted by economic downturns and changes in the job market such as but not limited to (i) closures; (ii) cutbacks; and (iii) layoffs. The Company's directors may, at any time, determine that further operation of Sector Development is not in the Company's best interests; consequently, there can be no guarantee that Sector Development will continue operation as a viable entity.

Any substantial decrease in Sector's revenues will materially and adversely affect its operating results because most of Sector's manpower and other expenses are fixed and cannot be adjusted rapidly to compensate for a substantial decrease in revenues.

RESULTS OF OPERATIONS

The year ended February 28, 2001 Compared to the year ended February 29, 2000

Telecommunication Revenue - Sector earns all of its telecommunications revenue from Sector PLC (i) providing direct-dial services for international long distance calls to a select group of hotels and resorts in the cities of Sofia and Plovdiv in Bulgaria; (ii) from the sales, integration, installation, and maintenance of customer-owned digital phone systems (primarily through its distributor agreement with Mitel); and (iii) from usage-based percentages of Sector BG-owned digital phone systems through shared revenue agreements with some of its customers.

Sector's telecommunications revenue decreased by $164,589 or 28.5% from $577,239 for the year ended February 29, 2000 ("fiscal 2000") to $412,650 for fiscal 2001. The reduction in revenue was the result of a continuing slow-down in business activity occurring in Bulgaria as well as the loss of a portion of the customer base previously maintained.

Software Sales and Maintenance - Sector's software sales and maintenance revenue decreased by $244,538 or 39.9% from $613,179 for fiscal 2000 to $368,641 for fiscal 2001 (all figures are net of payments to third party distributors). The decrease in sales for fiscal 2001 was attributable to the lack of capital available to Ideous to (1) fund an adequate level of sales and marketing expense and (2) fund the software and development expense necessary to upgrade existing product lines or to develop new applications.

Ideous utilized the services of software distributors for the sales of its products in geographic regions in which it has no sales force. During fiscal 2001, the majority of its sales were generated by software distributors.

Exposition Revenue: Sector received $128,300 in advance payments during fiscal 2001 for future job expositions to be held in Silicon Valley. As the first exposition was held after the close of fiscal year, no revenue was earned during fiscal 2001.

Costs of Sales - The Cost of Sales of Sector decreased by $206,497 or 48.8% from $422,500 for fiscal 2000 to $216,003 for fiscal 2001. Most of this decrease was attributable to the decrease in revenues experienced by Sector PLC as well as operational efficiencies put in place.

Software Development Costs - Software development costs consisted primarily of salaries, related benefits, consultants fees and other costs. Sector's software development costs decreased by $227,529 or 90.2% from $252,203 for fiscal 2000 to $24,674 for fiscal 2001. The decrease was attributable to the lack of available capital to Ideous to adequately fund its software development needs. Management believes that a significant level of software development costs will be required by Ideous to remain competitive and expects such costs will increase in the future if the funding for such increased costs is available to Ideous or Sector.

Operating Expenses (exclusive of Software Development Costs)- Operating expenses consisted primarily of personnel costs, including salaries, benefits and bonuses and related costs for management, finance and accounting, legal and other professional services. Total operating expenses of Sector increased by $995,632 or 119.1% from $836,194 for fiscal 2000 to $1,831,826 for fiscal 2001. The majority of the operating expenses were attributable to consulting services and the startup of a new subsidiary.

Salary/payroll tax expense for fiscal 2001 were $151,130 for Sector PLC, $226,008 for Ideous, and $283,304 for Sector Development. Rent/office expense for fiscal 2001 was $65,375 for Sector PLC, $176,008 for Ideous, and $91,092 for Sector Development. Sector incurred $640,500 of expense in funding operations of Workseek.com, a California corporation which Sector earlier intended to acquire. Sector provided the funding pursuant to the terms of a Preliminary Acquisition Agreement which provided for cancellation of the acquisition in the event Sector discovered items during its due diligence campaign that either could not be resolved or would, in the opinion of Sector's directors, render the transaction unfavorable to Sector. The Workseek.com transaction was canceled after it was discovered that Workseek.com had tremendous tax and other debt, private placement oversubscription problems, and accounting irregularities. Operating expenses are expected to decrease overall, as Sector has stabilized expenditures for its new operating subsidiary and trimmed corporate overhead expenses in its Bulgarian and Swiss subsidiaries. Operating expenses within the Bulgarian and Swiss subsidiaries are expected to remain constant. The Company is presently unable to estimate the amount operating expenses may decrease in its U.S. subsidiary operations because of the recent downturn in job markets and the resultant impact upon its exposition business.

Continued operation of Sector at the current level of operating expenses may severely impact the ability of Sector to continue as a viable on-going concern.

Administrative Costs and Other Costs - Management expects that Sector BG's general and administrative costs, not taking into consideration any expansion of the current network, to remain at current levels. The development of a cable tv operation by Sector PLC, as discussed elsewhere, would increase these costs beyond present levels. The Company is unable to estimate the dollar amount or percentage of expected increase at this time, as expansion plans have not yet been sufficiently framed to allow the Company to make such assessments.

Sales, general and administrative costs of Ideous consist primarily of salaries and related costs, fees, marketing expenses, depreciation and the amortization of intangible assets. Management of Ideous believes that as new products are introduced into the market in the future, significant marketing costs will be incurred to successfully promote these products.

Management expects Sector's general and administrative costs, exclusive of any addition of new employees, to remain at the levels experienced in fiscal 2001.

Interest Expense - Interest expense for fiscal 2001 decreased by $54,115 or 71.9% from $72,231 for fiscal 2000 to $21,116 for fiscal 2001. The decrease in interest expense was primarily result of the conversion of convertible debentures to common stock and the resultant reduction in debt outstanding.

Management expects that interest expense could increase in the future to the degree Sector borrows funds in order to finance any continuing operating cash flow deficits and implements any capital expenditure plans.

Other Income Expenses: The Company recognized $878,781 of finance expense for conversion of funds at below-market rates; funds were received pursuant to financing agreements which provide for conversion of monies taken to the Company's stock at a thirty percent discount based upon based upon an average of the last three (3) days of trading from the date of request for conversion. The Company also recognized an expense of $640,500 for impairment of a loan made to Workseek.com in connection with a preliminary acquisition agreement which was later canceled by the Company; Sector does not expect recovery of the amounts loaned. The Company expects to incur finance expenses in the future, but estimates the annual total to be reduced by approximately $640,500, or the amount of the loan made to Workseek.com, which was a one-time event.


EXPANSION OF THE SCOPE OF SERVICES OF SECTOR PLC

The current availability of quality TV transmission and programming in Bulgaria is limited. The market is dominated by the one state-owned national operator

(BTV) and Rupert Murdoch's News Corporation was recently granted a national license. The bulk of the other available programs and services are largely provided by so-called "pirate" or unlicensed operators who provide TV service and programming via satellite. The management of Sector BG believes that a significant opportunity exists within Bulgaria to profitably provide licensed quality TV programming and delivery.

Sector PLC received three new telecommunications licenses in Bulgaria. These include:

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

The  above  licenses  have  ten-year  terms  with  certain   automatic   renewal
provisions.

The Company will require a significant infusion of investment capital in order to implement the attendant business expansion of Sector BG. Although discussions are on-going with respect to sourcing such capital there can be no assurance that it will become available or that, if it becomes available, there will not be significant dilution to the present shareholders of the Company nor that the ensuing business expansion of Sector BG will be profitable.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2001, the Company financed Sector's  operations  primarily through
(i) funds it received from the sale of $1,021,500 in common stock securities and
(ii) sales revenue and accounts receivable collection efforts from the Company's subsidiaries. Sector has in the past and is currently experiencing negative cash flow from operations. The funding of future operations will require further infusions of capital.

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

Discontinuance of the listing of the Common Stock on the NASD Small Cap Market occurred previously. Sector is currently listed on the NASD Over the Counter Electronic Bulletin Board (see the section "NASD Listing" in Item 5 to this Report). This may adversely impact the Company's ability to obtain future financing. Sector had no commitments for material capital expenditures as of February 28,2001. In the event Sector cannot compel its foreign subsidiaries or others to timely provide financial data, the Company's securities filings may be filed late; this occurred during fiscal 2001. Late filing may cause discontinuance of the listing of the Company's common stock from the NASD Over the Counter Electronic Bulletin Board. This may adversely impact the Company's ability to obtain future financing. Discontinuance of listing may affect the Company's ability to continue operations as a going concern.


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


Risks Associated With International Operations. International revenue (from sales outside the United States and Canada) accounted for a significant percentage of Sector's total revenues for fiscal 2000. Management believes that Sector's success depends upon continued expansion of its international operations. Sector currently has sales offices in Bulgaria and Switzerland and product development groups in Switzerland and the United Kingdom. Sector has resellers in North America and Europe. Any International expansion may require Sector to establish additional foreign offices, hire additional personnel and recruit additional international resellers. This may require significant management attention and financial resources and could adversely affect Sector's operating margins. To the extent that Sector is unable to effect these additions efficiently and in a timely manner, its growth, if any, in international sales will be limited, and its business, operating results and financial condition could be materially and adversely affected. There can be no assurance that Sector will be able to maintain or increase international market demand for its products. Sector, as noted earlier cannot and will not expand or contribute further to any maintenance of the operations of its HIS subsidiary in Switzerland.


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

The Company did not experience any problems resulting from Year 2000 computer issues.

Sector's Officers and Directors have spent the last three years working on legal cases brought against the Company by actions of previous board members and Officers. Almost all litigation has been terminated (See Item 3, Legal Proceedings).

From late 1998 until the present, the Officers and the Board have been operating the Company with extremely limited funds. In January, 1999, the Board of Directors and Officers determined it was in the best interest of the Company to preserve funds for litigation expenditures and other necessary expenses to keep the Company as a functioning entity. The Board decided it was in the best interest of the Company to pay the Officers and Directors with stock and/or options for Common stock, with the hope that the company could resolve all of the litigation against it, and move into the future. Other than the officers, there were no employees or other office staff working on the Company's matters.


ITEM 7.       Financial Statements

                          Index to Financial Statements


Independent Accountant's Report..........................................F-1
Consolidated Financial Statements -
  February 28, 2001 and February 29, 2000
       Consolidated Balance Sheets.......................................F-2
       Consolidated Statements of Operations.............................F-3
       Consolidated Statements of Comprehensive Loss.....................F-4
       Consolidated Statements of Stockholder's Equity...................F-5
       Consolidated Statements of Cash Flows.............................F-6
       Notes to Consolidated Financial Statements........................F-8

                          INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS
SECTOR COMMUNICATIONS, INC.

We have audited the accompanying consolidated balance sheets of SECTOR COMMUNICATIONS, INC. of February 28, 2001 and February 29, 2000, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SECTOR COMMUNICATIONS, INC. as of February 28, 2001 and February 29, 2000, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has suffered recurring losses from operations and its limited capital resources raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                   MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                   Certified Public Accountants

New York, New York
July 3, 2001

                           SECTOR COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                           February 28,        February 29,
                                                               2001                2000
                                                          --------------       -------------
           ASSETS
Current assets
    Cash and cash equivalents                             $       83,511       $     170,607
    Accounts receivable, net of provision for
     doubtful accounts of $17,889 and $18,148                    186,642             391,681
    Prepaid expenses                                             110,456              30,597
                                                          --------------       -------------
       Total current assets                                      380,609             592,885

Property and equipment, net                                      197,676             216,350
Deposits                                                          33,003              28,289
                                                          --------------       -------------
       TOTAL ASSETS                                       $     611,288        $     837,524
                                                          ==============       =============

           LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
    Accounts payable and accrued expenses                   $  1,494,770       $   1,818,732
    Debentures payable                                           263,952             263,952
    Deferred revenue                                             197,715             203,878
    Customer deposits                                            199,945                   -
    Due to related parties                                       159,943             180,355
                                                          --------------       -------------
       Total current liabilities                               2,316,325           2,466,917

Rent deposit                                                      12,248              12,248
                                                          --------------       -------------
       Total liabilities                                       2,328,573           2,479,165
                                                          --------------       -------------
Commitments and contingencies                                          -                   -

STOCKHOLDERS' DEFICIT
    Preferred stock, $.001 par value; 5,000,000 shares
     authorized, no shares issued and outstanding                      -                   -
    Common stock, $.001 par value; 500,000,000 shares
     authorized 29,931,943 and 17,193,805 shares
     issued and outstanding                                       29,932              17,194
    Additional paid-in capital                                16,493,404          14,376,351
    Common stock subscribed                                      621,500                   -
    Accumulated deficit                                      (18,565,601)        (15,748,015)
    Cumulative foreign currency translation adjustment       (   296,520)        (   287,171)
                                                          --------------       -------------
       Total stockholders' deficit                           ( 1,717,285)        ( 1,641,641)
                                                          --------------       -------------
       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT        $      611,288       $     837,524
                                                          ==============       =============

The accompanying notes are an integral part of these consolidated financial statements.

                           SECTOR COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                               FOR THE YEARS ENDED


                                              February 28,        February 29,
                                                  2001                2000
                                             -------------       --------------
Revenue
    Telecommunication revenue                $     412,650       $      577,239
    Software sales & maintenance                   368,641              613,179
                                             -------------       --------------
                                                   781,291            1,190,418
Cost of sales                                      216,003              422,500
                                             -------------       --------------

Gross profit                                       565,288              767,918
                                             -------------       --------------

Operating expenses
    Software development costs                      24,674              252,203
    Sales, general & administrative              1,831,826              836,194
                                             -------------       --------------
       Total operating expenses                  1,856,500            1,088,397
                                               -----------           ----------

Loss from operations                            (1,291,212)            (320,479)
                                             -------------       --------------

Other income (expense)
    Interest expense                            (   21,116)           (  75,231)
    Financing cost                              (  878,781)                   -
    Other income                                    14,023               12,169
    Impairment of loan                          (  640,500)                   -
                                             -------------       --------------
       Total other income (expense)             (1,526,374)           (  63,062)
                                             -------------       --------------

Loss before provision for income taxes          (2,817,586)            (383,541)

Provision for income taxes                               -                    -
                                             -------------       --------------

Net loss                                     $  (2,817,586)      $     (383,541)
                                             =============       ==============
Loss per share:
    Basic and diluted                        $  (     0.15)      $        (0.02)
                                             =============       ==============

Weighted average common shares outstanding      19,164,465           16,371,391


The accompanying notes are an integral part of these consolidated financial statements.

                           SECTOR COMMUNICATIONS, INC.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                               FOR THE YEARS ENDED


                                              February 28,        February 29,
                                                  2001                2000
                                             -------------       --------------

Comprehensive loss
   Net loss                                  $  (2,817,586)      $ (    383,541)
   Foreign currency translation
     adjustment                                 (    9,349)        (    118,206)
                                             -------------       ---------------

Comprehensive loss                           $  (2,826,935)      $ (    501,747)
                                             =============       ==============






















The accompanying notes are an integral part of these consolidated financial statements.


                                SECTOR COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                               Additional       Common                     Currency
                                             Common Stock       Paid-in         Stock      Accumulated    Translation
                                         Shares       Amount    Capital       Subscribed    Deficit       Adjustments      Total
                                       ----------   --------   -----------    ----------   -----------    -----------   -----------

Balance March 1, 1999                  10,922,655   $ 10,923   $14,185,622         -       $(15,364,474)  $ ( 168,965)  $(1,336,894)

Common stock issued in settlement
 of accounts payable                    2,425,000      2,425        94,575         -                -               -        97,000

Sale of common stock                    3,846,150      3,846        96,154         -                -               -       100,000

Foreign currency
 translation adjustments                        -          -             -         -                -       ( 118,206)    ( 118,206)

Net loss                                        -            -           -         -            (383,541)           -     ( 383,541)
                                       ----------   --------   -----------    ----------   -----------    -----------   -----------
Balance February 29, 2000              17,193,805     17,194    14,376,351         -         (15,748,015)   ( 287,171)   (1,641,641)

Common stock issued for services        8,738,138      8,738       816,272         -                -               -       825,010

Sale of common stock                    4,000,000      4,000       396,000         -                -               -       400,000

Receipts for stock to be issued                 -          -             -       621,500            -               -       621,500

Expense attributable to sale below
  market price                                  -          -       668,729             -            -               -       668,729

Expense attributable to beneficial
  conversion feature                            -          -       210,052             -            -               -       210,052

Issuance of options                             -          -        26,000             -            -               -        26,000

Foreign currency translation
  adjustments                                   -          -             -             -            -        (  9,349)    (   9,349)

Net loss                                        -          -             -             -     ( 2,817,586)           -    (2,817,586)
                                       ----------   --------   -----------    ----------   -------------  -----------   -----------

Balance February 28, 2001              29,931,943   $ 29,932   $16,493,404       621,500   $(18,565,601)  $ ( 296,520)  $(1,717,285)
                                       ==========   ========   ===========    ==========   ============   ===========   ============





The accompanying notes are an integral part of these consolidated financial statements.

                           SECTOR COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED

                                                  February 28,     February 29,
                                                     2001               2000
                                                  ------------     -------------
Cash flows from operating activities:
  Net loss                                        $ (2,817,586)    $ (  383,541)
  Adjustments to reconcile net loss to net
     cash provided by operating activities:
     Depreciation and amortization                     110,665          253,052
     Reserve for bad debt                                    -            1,148
     Stock-based compensation                          851,010                -
     Amortization of loan costs and discount                 -           78,889
     Financing cost                                    878,781                -
     Impairment of loan                                640,500                -
     Change in assets and liabilities
         (Increase) decrease in assets
            Accounts receivable                        205,039          101,734
            Prepaid expenses and deposits           (   84,573)      (    8,502)
            Loans receivable                        (  640,500)               -
         (Decrease) increase in liabilities
            Accounts payable                        (  323,962)         118,516
            Related party payable                   (   20,412)      (    2,536)
            Customer deposits                          199,945                -
            Deferred revenue                        (    6,163)      (  131,227)
                                                  ------------     -------------
Net cash used by operating activities               (1,007,256)          27,533
                                                  ------------     -------------

Cash flows from investing activities:
  Purchase of fixed assets                          (   91,438)      (   42,374)
                                                  ------------     -------------

Cash flows from financing activities:
  Proceeds from the sale of common stock               400,000          100,000
  Common stock subscription                            621,500                -
                                                  ------------     -------------
Net cash provided by financing activities            1,021,500          100,000
                                                  ------------     -------------

Effect of exchange rate changes on cash             (    9,902)      (   96,429)
                                                  ------------     -------------

Net (decrease) increase in cash                     (   87,096)      (   11,270)
Cash - March 1                                         170,607          181,877
                                                  ------------     -------------

Cash - February 28 and 29, respectively           $     83,511     $    170,607
                                                  ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                           SECTOR COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED



                                                  February 28,     February 29,
                                                     2001               2000
                                                  ------------     -------------
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash Paid For:
  Interest                                        $          -     $          -
                                                  ============     ============
  Taxes                                           $          -     $          -
                                                  ============     ============


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL ACTIVITIES:

During then year ended February 28, 2001:

o Common stock totaling 8,738,138 shares, valued at $825,010, was issued for services.

o Common stock purchase options, valued at $26,000, were issued to directors for services.

During the year ended February 29, 2000:

o Common stock totaling 2,425,000 shares was issued in settlement of accounts payable, aggregating $97,000.
















The accompanying notes are an integral part of these consolidated financial statements.

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

NOTE 1 -  NATURE OF OPERATIONS

          Sector Communications, Inc., incorporated on March 19, 1990 in the state of Nevada, and its subsidiaries are engaged in the telecommunications, computer software development and sales, and the employment recruitment exposition industries. The operating activities of the Company are based in the countries of the United States, Bulgaria and Switzerland. The Company's United States operations are conducted from facilities located in southern California.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation
          ---------------------
          The consolidated balance sheets and the consolidated statements of operations, stockholders' equity and cash flows are those of Sector and its subsidiaries (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

          The Company's subsidiaries are as follows:

            Global Communications Group, Inc. ("Global")
            Sector Bulgaria, PLC ("Sector Bulgaria"), formerly Sector Bulgaria,
             Ltd.
            Ideous Technologies, AG ("Ideous"), formerly HIS Technologies, AG Sector Development, Inc. ("Sector Development")
            Tech Conferences, Inc. (inactive subsidiary)
            Sector Ventures, Inc. (inactive subsidiary)

          Cash and Cash Equivalents
          -------------------------
          The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

          Concentration of Credit Risk
          ----------------------------
          The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed insured levels at various times during the year.

          Deferred Revenue
          ----------------
          The  Company  bills in advance  for  software  maintenance  contracts.
          Revenue is recognized as earned over the life of the contracts. Revenue from expositions will be recognized upon completion of expositions. Revenue from the sale of telephone minutes is recognized when the minutes are used. Unearned revenue is shown in the financial statements as deferred revenue. The Company conducted its first exposition in March 2001.

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

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

          Foreign Currency Translation
          ----------------------------
          In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translations" the assets and liabilities of the Company's subsidiaries located outside the United States are generally translated at the rates of exchange in effect at the balance sheet date. Gains and losses resulting from foreign currency transactions are recognized currently in income and those resulting from translation of financial statements are accumulated in a separate component of stockholders' equity.

          Fair Value of Financial Instruments
          -----------------------------------
          The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, customer deposits, short-term borrowings and advances from related parties approximate fair value due to the relatively short maturity of these instruments.

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

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Earnings Per Share (continued)
          ------------------------------
          On July 1, 1999, the Company effected a 5 for 1 stock split. All share and per share amounts presented in the financial statements give retroactive effect to this stock split.

          Income Taxes
          ------------
          Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amounts of taxable income and pretax financial income and between the tax bases of assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed by Statement of Financial Accounting Standards (`SFAS') No. 109, `Accounting for Income Taxes'. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

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

          Comprehensive Income
          --------------------
          The Company has adopted SFAS 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Advertising Costs
          -----------------
          Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising, if any, are capitalized and amortized over the period during which future benefits are expected to be received. During the years ended in 2001 and 2000, advertising expense amounted to $25,014 and $-0-, respectively. The Company had no direct-response advertising during the periods presented.

NOTE 3 -  PROPERTY AND EQUIPMENT

          Property and equipment consists of the following:

                                                 February 28,     February 29,
                                                    2001               2000
                                                 ------------     ------------
                Fibre network                    $  157,837       $   157,837
                Equipment                         1,434,848         1,724,832
                Furniture and fixtures               66,727            47,223
                Vehicles and other                   90,068            90,068
                                                 ------------     ------------
                                                  1,749,480         2,019,960
                Less:  Accumulated
                Depreciation                     (1,551,804)       (1,803,610)
                                                 ------------     ------------
                                                 $  197,676       $   216,350
                                                 ============     ============

          Depreciation expense for the years ended 2001 and 2000 was $110,665 and $253,052, respectively.

NOTE 4 -  RELATED PARTY TRANSACTIONS

          During the three month period ended November 30, 1996, the Company accrued $80,000 for consulting fees incurred for services provided by MCG Management Consulting Group, S.A. ("MCG"). This agreement was canceled on November 26, 1996. One of the principles of MCG was also a director of Sector AG and the Chairman of the Board of Directors of Histech. This liability remains unpaid as of February 28, 2001 and February 29, 2000

          The Company has also been advanced funds from stockholders, directors, officers, employees and other related parties. These advances amount to $79,943 and $100,355 at February 28, 2001 and February 29, 2000,
          respectively. The advances bear no interest and are due on demand.

                          SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

NOTE 5 -  CONVERTIBLE DEBENTURES

          On April 15, 1998, the Company sold $500,000 in principal amount of its 6% Convertible Promissory Notes due July 30, 1999 (the "Notes") pursuant to Regulation S under the Securities Act for net proceeds of $430,000. In addition, the two purchasers, Amex Corp. Limited and Danvers Investment Corp., each a British Virgin Island corporation, with an address in Zurich, Switzerland, each received 150,000 shares of common stock. These shares were valued at $255,000 and were recorded as discount on debt in the financial statements.

          Effective May 26, 1998,  each holder had the full right to convert its
          Note in the principal amount of $250,000, plus accrued interest (at the rate of 6% per annum), in whole or in part, into shares of common stock at a conversion price equal to the lesser of (1) $2.98 (which was 80% of the closing bid prices of the common stock on April 15,
          1998) or (2) 80% of the average closing bid prices of the common stock for the five trading days immediately preceding the conversion date.

          During the year ended February 28, 1999, the holders of the notes elected to convert an aggregate of $236,048 principal amount of notes into 4,386,000 shares of common stock. Unamortized discount amounting to $99,144 was charged to additional paid in capital upon conversion.

          At February 28, 2001 and February 29, 2000, $263,952 principal amount of the debentures, which were due July 30, 1999, remain outstanding and are in default. On July 31, 1999, the interest rate on the outstanding principal balance increased to 8% per year.

NOTE 6 -  STOCKHOLDERS' EQUITY

          During the year ended February 28, 2001:

          o The Company amended its articles of incorporation to increase the number of authorized common shares to 500,000,000.

          o The Company issued 8,738,138 shares of common stock as payment for services. These shares have been valued at $825,010.

          o The Company sold 4,000,000 shares of common stock for cash proceeds of $400,000. A financing expense of $668,729 has been recorded to reflect the sale of these shares below market value.

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

NOTE 6 -  STOCKHOLDERS' EQUITY (Continued)

          o The Company has received advances aggregating $621,500 pursuant to a financing agreement which are convertible into common stock. The advances are convertible at a discount to the market price of the stock. Accordingly, a financing cost attributable to the beneficial conversion feature aggregating $210,052 has been recorded in the financial statements. During June 2001, 20,961,214 shares were issued in conversion of these advances.

          During the year ended February 29, 2000:

          o The Company issued 2,425,000 shares of common stock to five Director/Officers of the Company as payment for services rendered to the Company. The shares have been valued at $97,000 and were issued during the year ended February 29, 2000. This liability had been reflected in the financial statements at February 28, 1999.

          o The Company sold 3,846,150 shares of common stock to two purchasers for cash proceeds of $100,000.

          o    The  Company  effected a 5 for 1 stock  split.  All share and per
               share  amounts   presented  in  the  financial   statements  give
               retroactive effect to this stock split.

NOTE 7 -  WARRANTS

          At February 29, 2000, the Company had outstanding common stock purchase warrants as follows:

                  Number         Exercise                           Date of
                of Shares         Price          Exercisable       Expiration
                ---------        --------        -----------       ----------
                 10,000        $    22.50          2/28/97          6/30/00
                 10,000             30.00          7/20/97          6/30/00
                 10,000             40.00          7/20/98          6/30/00

                During the year ended February 29, 2000, 150,000 warrants expired unexercised. During the year ended February 28, 2001, the remaining 30,000 warrants expired unexercised.

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

NOTE 8 -  STOCK OPTION PLANS

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

          During the year ended February 28, 2001, the Company granted to its directors options to purchase an aggregate of 695,191 shares of common stock, at exercise prices of $0.09 - $0.26. These options were vested at February 28, 2001 and expire in five years. A total of 229,546 options were granted with an exercise price below market value. The Company has recorded compensation expense of $26,000 related to these options.

          During the year ended February 29, 2000, the Company granted to Directors and officers options to purchase an aggregate of 2,001,458 shares of common stock, at exercise prices of $0.0312 - $0.0438 per share. The options were vested at February 29, 2000, and expire in five years.

          A summary of stock option transactions are as follows:

                                                           Years Ended
                                                   February 28,    February 29,
                                                      2001            2000
                                                   -----------     ------------
           Outstanding, beginning                    5,312,458        3,311,000

           Granted Under the 1999 Non-cash
            compensation plan at
            exercise prices of $0.09 - $0.26           695,191                -

           Granted Under the 1999 non-cash
            compensation Plan at exercise prices
            of $0.0312 to $0.0438 per share                  -        2,001,458

           Expired                                    (131,000)               -
                                                   -----------     ------------
           Outstanding, ending                       5,876,649        5,312,458
                                                   ===========     ============

           Exercisable, ending                       5,876,649        5,312,458
                                                   ===========     ============

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


NOTE 8 -  STOCK OPTION PLANS (Continued)

          The Company accounts for its stock option transactions with employees and directors under the provisions of APB No. 25. The following pro forma information is based on estimating the fair value of grants based upon the provisions of SFAS No. 123. The fair value of each option granted during the periods indicated has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                           Years Ended
                                                   February 28,    February 29,
                                                      2001            2000
                                                   -----------     ------------
           Risk free interest rate                    5.25%            5.25%
           Life of the options                       3 years          5 years
           Expected dividend yield                       0%               0%
           Expected volatility                         214%             261%
           Weighted fair value of options granted     $0.16            $0.04

          Accordingly, the Company's pro forma net loss and net loss per share assuming compensation cost was determined under SFAS No. 123 would have been the following:

                                                           Years Ended
                                                   February 28,    February 29,
                                                      2001            2000
                                                   -----------     ------------
           Net loss                                $(2,903,265)    $(   424,713)
           Net loss per basic share                 (     0.15)     (      0.75)

           Weighted average option price per share
               Granted                             $      0.13     $       0.04
               Exercised                                     -                -
               Cancelled/Expired                          0.69                -
               Outstanding at end of period               0.07             0.05
               Exercisable at end of period               0.07             0.05
           Weighted average remaining life
             of options outstanding                  37 months        49 months

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

NOTE 9 -  JOINT ACTIVITY AGREEMENT

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

          The Company continues to handle the daily operations for the joint venture from its offices in Bulgaria's capital city of Sofia.

NOTE 10 - INCOME TAXES

          The components of the provision for income taxes at February 28, 2001 and February 29, 2000 is as follows:

                                                     2001          2000
                                                  ----------   ---------
           Current tax expense
           U.S. federal                           $            $       -
           State and local                                          -
                                                  ----------   ---------
           Total current                                            -
                                                  ----------   ---------
           Deferred tax expense
           U.S. federal                                             -
           State and local                                          -
                                                  ---------    ---------
           Total deferred                                           -
                                                  ---------    ---------
           Total Tax Provision from Continuing
            Operations$                           $            $    -
                                                  ---------    ---------

           The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

           Federal income tax rate                 (34.0)%       (34.0)%
           Deferred tax charge (credit)                 -           -
           Effect of valuation allowance             34.0%        34.0%
           State income tax, net of federal benefit     -           -
                                                   --------       -------
           Effective income tax rate                  0.0%         0.0%
                                                   ========      =========

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

NOTE 10 - INCOME TAXES (Continued)

          At February 29, 2000, the Company had net carry-forward losses of approximately $23,900,000. A valuation allowance equal to the tax benefit for deferred taxes has been established due to the uncertainty of realizing the benefit of the tax carry-forward. Net operating loans are subject to change of control limitations.

          Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at February 28, 2001 and February 29, 2000 are as follows:

                                                  2001                 2000
                                              -----------         -----------
            Deferred tax assets
            Loss carry-forwards               $ 8,126,000         $ 7,242,000

            Less:  Valuation allowance         (8,126,000)         (7,242,000)
                                              ------------        -----------

            Net deferred tax assets           $         -         $         -
                                              ============        ===========

          Net operating loss carry-forwards expire starting in 2005 through 2019.

NOTE 11- COMMITMENTS AND CONTINGENCIES

     1)   Operating Leases
          ----------------
          The Company has entered into non-cancelable operating lease agreements for office space. The agreements contains renewal options and/or defined rent escalation provisions. The minimum lease payments under these lease agreements are as follows:

                                           Minimum           Minimum
                                            Lease            Sublease
                                           Payments          Payments
                                           ---------         ---------
           February 28, 2002               $ 256,446         $  67,404
                        2003                 195,889            69,426
                        2004                  25,216            11,684
                                           ---------         ---------
                                           $ 478,238         $ 212,651
                                           =========         =========

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

NOTE 11- COMMITMENTS AND CONTINGENCIES (Continued)

     1)   Operating Leases (continued)
          ----------------------------
          The Company has entered into cancelable and non-cancelable sublease agreements on terms similar to its original lease for office space at its McLean, Virginia location. Rent expense included in the statement of operations for the years ended February 28, 2001 and Feburary 29, 2000 was $115,026 and $62,306, respectively.

     2) During the 3rd quarter of 1997, an action was filed by the Lodestone Group Inc. ("Lodestone") in the District Court of Arapahoe County, Colorado. The suit claimed that approximately $42,000 was owned to Lodestone by the Company for work performed pursuant to a contract between Lodestone and the Company. Judgement was rendered against the Company for approximately $42,000, plus costs and fees, in September 1998. The parties settled for $15,000 on March 30, 2000.

     3) A former employee of Ideous filed suit against Ideous for wrongful termination. Judgement was entered against Ideous in the amount of $110,850. An appeal is pending. The full amount has been accrued in the financial statements.

     4) An individual has filed suit against the Company, also naming Worldwide Plumbing Supply, Inc. ("Worldwide") and Allan Kline. The suit alleges that Mr. Kline represented that he was the President of Sector and would sell 35,000 shares of Company Common Stock to the plaintiff for $20,000. The plaintiff also alleges that Mr. Kline told the plaintiff that Worldwide was the parent of Sector. The plaintiff issued a check to Worldwide and it was cashed. Worldwide has filed an answer. The Company maintains that it has no knowledge of Worldwide and that Allan Kline is not the President of Sector. The Company denies each allegation, believes the suit as it relates to the Company is without merit, and intends to defend itself vigorously. The plaintiff seeks the return of $20,000.

     5) Agricola Metals, Inc. filed a suit against the Company seeking $31,136. The plaintiff alleged that it had a consulting contract with the Company and is owed this amount pursuant to said contract. The
          Company filed an answer and denied each and every allegation. The parties settled for $15,567 during fiscal year 2001.

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

NOTE 11- COMMITMENTS AND CONTINGENCIES (Continued)

     6) The Company currently provides services to a limited base of customers and, therefore, relies heavily on the business from each. Sector BG's three largest customers accounted for greater than 87% of total revenues for the year ended February 28, 2001. No single customer, however, accounted for more than 50% of all revenues generated. Sector BG is actively working to retain its customer base and diversify the types of services that it provides in order to reduce the dependence on any single customer or type of service. Additionally, Ideous has four customers which account for 81% of its accounts receivable at February 28, 2001.

NOTE 12 - EARNINGS PER SHARE

          Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because their effect would have been antidilutive are as follows:

                                             February 28,       February 29,
                                                 2001               2000
                                             ------------       ------------
              Warrants                                 -            30,000
              Options                          5,876,649         5,312,458
                                             ------------       ------------
                  Total Shares                 5,876,649         5,342,458
                                             ============       ============

NOTE 13 - GOING CONCERN

          The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of February 28, 2001, the Company has a working capital deficit of $1,935,716 and an accumulated deficit of $18,565,601. Based upon the Company's plan of operation, the Company estimates that existing resources, together with funds generated from operations will not be sufficient to fund the Company's working capital. The Company is actively seeking additional equity financing. There can be no assurances that sufficient financing will be available on terms acceptable to the Company or at all. If the Company is unable to obtain such financing, the Company will be forced to scale back operations, which would have an adverse effect on the Company's financial conditions and results of operation.

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

NOTE 14 - SEGMENT INFORMATION

          The Company's foreign operations are conducted by Global, Sector Bulgaria and Ideous.

                                                    Years Ended
                                           February 28,      February 29,
                                               2001               2000
                                           -------------     -------------
    Revenues from external customers:
      Telecommunications                   $    412,650      $    577,239
      Software                                  368,641           613,179
      Expositions                                     -                  -
                                           -------------     -------------
                                           $    781,291      $  1,190,418
                                           =============     =============
    Interest expense:
      Corporate                            $     21,116      $     75,231
                                           =============     =============
    Depreciation and amortization:
      Telecommunications                   $     86,382      $    232,435
      Software                                   22,518            12,901
      Expositions                                 1,765                 -
      Corporate                                       -             7,716
                                           -------------     -------------
                                           $    110,665      $    253,052
                                           =============     =============
    Segment profit (loss) before taxes:
      Telecommunications                   $ (   67,677)     $   (164,214)
      Software                               (   80,243)          116,700
      Expositions                            (1,152,225)                -
      Corporate                              (1,517,441)         (336,027)
                                           -------------     -------------
                                           $ (2,817,586)     $   (383,541)
                                           =============     =============
    Segment assets:
      Telecommunications                   $    304,321      $   356,372
      Software                                  227,246           401,102
      Expositions                                60,932                 -
      Corporate                                  18,784            80,050
                                           -------------     -------------
                                           $    611,288      $    837,524
                                           =============     =============
    Expenditure for segment assets:
      Telecommunications                   $     71,934      $      9,690
      Software                                    1,869            32,684
      Expositions                                17,635                 -
      Corporate                                       -                 -
                                           -------------     -------------
                                           $     91,438      $     42,374
                                           =============     =============

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


NOTE 14 - SEGMENT INFORMATION (Continued)


          The  following  geographic  area data for trade  revenues  is based on
          product  or  service  delivery  location  and  property,   plant,  and
          equipment is based on physical location.

                                                    Years Ended
                                           February 28,      February 29,
                                               2001               2000
                                           -------------     -------------
    Revenues from external customers:
      United States                        $          -      $          -
      Switzerland                               368,641           613,179
      Bulgaria                                  412,650           577,239
                                           -------------     -------------
                                           $    781,291      $  1,190,418
                                           =============     =============

    Segment assets:
      Switzerland                          $    227,246      $    401,102
      Bulgaria                                  304,321           356,372
      United States                              79,721            80,050
                                           -------------     -------------
                                           $    611,288      $    837,524
                                           =============     =============

NOTE 15 - SUBSEQUENT EVENTS

          Subsequent to February 28, 2001, the Company received additional advances pursuant to the financing agreement described in Note 6 aggregating $381,000. During June 2001, these advances were converted to 12,838,786 shares of common stock.

ITEM 8.  Changes In and Disagreements With Accounting and Financial Disclosure

          Not applicable.


                                    PART III

ITEM 9.      Directors, Executive Officers, Promoters, and Control Persons:
              Compliance With Section 16(a) of the Exchange Act

The following table lists the names, ages, and positions of the executive officers and directors of the Company that served during the year ending February 28, 2001. All officers and directors have been appointed to serve until their successors are elected and qualified. Additional information regarding the business experience, length of time served in each capacity, and other matters relevant to each individual is set forth following the table.

  Name                            Age       Position
  ----                            ---       --------
Mohamed Hadid                      52      Chairman of the Board of Directors


Theodore J. Georgelas              53       Director
 (resigned October 30, 2000)

James Zelloe                       41       Vice President, Secretary/Treasurer
 (resigned January, 2001)                    Director

Roger Serrero                      53       Director

Jeremy Schuster                    37       Director

Michael Zwebner                    48       Director


MOHAMED HADID has held a number of senior management positions with a portfolio of companies, including being the Co-Founder and Director of Voice Powered Technology. Mr. Hadid formerly was the largest single owner of the Ritz Carlton Hotels, with properties in Aspen, Colorado, Washington, D.C., Houston, Texas and New York. Mr. Hadid has been responsible for the development of over seven million square feet of commercial office buildings in the greater Washington, D.C. area, with total value estimated to be in excess of U.S. $2.7 billion. As a former director of Adams National Bank and Advisory Board Director of National Enterprise Bank, Mr. Hadid was responsible for structuring over U.S. $200,000,000.00 in financing for smallcap and emerging public companies. Mr. Hadid serves as Chairman of The Entertainment Internet, Inc., a corporation that filed for reorganization during 2000. He also formerly served as Managing Director of Emerald Capital Corporation. Mr. Hadid holds a Bachelor of Science degree from North Carolina State University, and attended graduate school at Massachusetts Institute of Technology.

THEODORE J. GEORGELAS became President and Chief Executive Officer effective January 17, 1996, and was elected as Chairman of the Board of Directors of the Company at that time. In December 1997, Geoffrey Button assumed the roles and responsibility of President and Chief Executive Officer. Mr. Georgelas has been the Manager/Member of G & S International L.C. (developers of commercial, retail, industrial and residential properties both domestically and internationally) for at least the last six years. He serves on the Executive Committee and Board of United Bankshares, Inc. He is a cofounder of a cellular telephone business in Delaware and a cofounder of DBE Software, Inc., a software company marketing a database utility programming tool. Mr. Georgelas resigned from all affiliations with Sector during October, 2000, principally because the Company moved its offices to Los Angeles. Mr. Hadid has assumed Mr. Georgelas' former duties until such time as other officers may be elected.


JAMES  ZELLOE  is an  attorney  and  member of the Bars of the  Commonwealth  of
Virginia and the District of Columbia. He received a BS in Business Administration with a major in Economics from Virginia Polytechnic Institute and State Unuiversity in 1981. He was enrolled in a joint MA in Economics/JD program at Catholic University in Washington, D.C.. He received his JD from the Columbus School of Law in 1984. During his tenure at the University, he was a teaching assistant with the Economics department, where he also lectured on his economic articles. He has been a member of the Board of Directors and an Officer of Sector since 1998. Mr. Zelloe formerly served as a director of The Entertainment Internet, Inc., a "dot-com" that filed for reorganization during 2000. Mr. Zelloe resigned from all affiliations with Sector during January, 2001, principally because the Company moved its offices to Los Angeles. Mr. Hadid has assumed Mr. Zelloe's former duties until such time as other officers may be elected.


JEREMY SCHUSTER was elected Director on November 5, 1999. His term as director is for one year or until the next election of directors by shareholders following the expiration of the one year term. Mr. Schuster is an attorney with a strong background in business and the entertainment industry.

Mr. Schuster's client list includes the multimedia personalities that formed Dragon's Lair, LLC - Don Bluth, Rick Dyer, and David Foster. Mr. Schuster has served as production counsel for independent film companies and maintains an active bi-coastal state and Federal court litigation practice, while representing corporations and private concerns in a variety of industries. Mr. Schuster currently serves on the Board of Directors of several for-profit and non-profit corporations. Mr. Schuster formerly served as a director of The Entertainment Internet, Inc., a "dot-com" that filed for reorganization during 2000.

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


Michael Zwebner was elected as a director on July 31, 2000. His term as director is for one year or until the next election of directors by shareholders following the expiration of the one year term.

Mr. Zwebner brings his multinational business talents to the Company and will concentrate on its growth and development. Mr. Zwebner serves as the Chairman of Talk Visual Corporation (OTCBB: TVCP) and president of Internet Catalyst Ventures, Inc., a Canadian corporation. Mr. Zwebner formerly served as a director of The Entertainment Internet, Inc., a "dot-com" that filed for reorganization during 2000.


      Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock of the Company. Officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission to furnish the Company with copies of all section 16(a) reports they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with for the year ended February 28, 2001.

ITEM 10.     Executive Compensation

The following table sets forth the compensation of the Chief Executive Officers for the fiscal years ended February 28, 2001 and February 29, 2000.

                           Summary Compensation Table

                                   Annual Compensation   Long-term Compensation
                                 --------------------- -------------------------
                                    Restricted
                        Fiscal        Salary/             Stock
Name                     Year          Fees     Bonus   Awards (#)   Options(#)
------------------     ---------    ----------- ------   ----------  -----------
Theodore Georgelas       2001 (1)   $  0          0       25,000      66,830 (8)
President                2000          0          0

Geoffrey Button          2000 (2)      0          0
CEO

Andreas Tobler           2000 (3)      0          0
CEO

Mohamed Hadid            2001 (4)      0          0    1,890,546     156,446 (8)
Chairman                 2000          0          0

Jim Zelloe               2001 (5)      0          0       25,000      66,830 (8)
Secretary/Treasurer      2000          0          0

Jeremy Schuster          2001 (6)      0          0    2,882,046     181,446 (8)
Director                 2000          0          0

Michael Zwebner          2001 (7)      0          0    1,865,546     121,199 (8)
Director                 2000          0          0


-----------------

(1) Mr. Georgelas served as President after the resignation of Mr. Tobler and until Ocbtober 30, 2000. For fiscal 2001, Mr. Georgelas' compensation consisted of 66,830 common share stock options exercisable at prices ranging from $0.08 to $0.26 per share, together with 25,000 shares of restricted common stock for annual services as a director, issued on June 22, 2000.

(2) Mr. Button served as President/CEO from September 1998 to June 1999. Mr. Button resigned as President/CEO on September 4, 1998 but continued to serve as a director until his resignation on October 28, 1999.

(3) Mr. Tobler served as CEO/President/Director from September 4, 1998 to June 1999. Mr. Tobler resigned as President/CEO/Director on June 22, 1999.

(4) For fiscal 2001, Mr. Hadid's compensation consisted of 156,466 common share stock options exercisable at prices ranging from $0.08 to $0.26 per share, together with 25,000 shares of restricted common stock for annual services as a director, issued on June 22, 2000, and 1,865,546 shares of restricted common stock issued for special services.

(5) Mr. Zelloe served as Secretary and Treasurer until his resignation became effective on January 31, 2001. For fiscal 2001, Mr. Zelloe's compensation consisted of 66,830 common share stock options exercisable at prices ranging from $0.08 to $0.26 per share. On June 22, 2000, Mr. Zelloe received 25,000 shares of restricted common stock for annual services as a director.

(6) For fiscal 2001, Mr. Schuster's compensation as a director consisted of 181,446 common share stock options exercisable at prices ranging from $0.08 to $0.26 per share, together with 50,000 shares of restricted common stock issued for initial appointment and annual services as a director, issued June 22, 2000, and 1,865,546 shares of restricted common stock issued for special services; on December 21, 2000, Mr. Schuster was also issued 966,500 shares of restricted common stock, to convert the $57,990 then owed to him for legal services from the Hasler v. Kline lawsuit.

(7) For fiscal 2001, Mr. Zwebner's compensation consisted of 121,199 common share stock options exercisable at prices ranging from $0.08 to $0.26 per share, together with 25,000 options for initial appointment as a director and 14,583 shares for first-year services, pro-rated.

(8) See also "Compensation to Directors" below for additional stock option grants for compensation for services in fiscal 2001.

Compensation to Directors
-------------------------
The following grants of stock options to purchase common stock were made to directors of the Company during fiscal 2001 under the Company's non-cash compensation plan. No stock options have been exercised by any directors in fiscal 2001.

                                         Stock Options Granted
                               --------------------------------------
                               No of Shares
                      Date of   Underlying       Exercise        Expiration
Director               Grant      Options         Price             Date
---------            --------  --------------   ----------       -----------
Ted Georgelas        4/3/2000        7,692        $ 0.26          4/3/2005
                    5/18/2000       12,500          0.16         5/18/2005
                    6/21/2000       11,111          0.18         6/21/2005
                    6/22/2000       25,000          0.08         6/22/2005
                    7/25/2000       10,526          0.19         7/25/2005

                               No of Shares
                      Date of   Underlying       Exercise        Expiration
Director               Grant      Options         Price             Date
---------            --------  --------------   ----------       -----------
Mohamed Hadid        4/3/2000        7,692        $ 0.26          4/3/2005
                    5/18/2000       12,500          0.16         5/18/2005
                    6/21/2000       11,111          0.18         6/21/2005
                    6/22/2000       25,000          0.08         6/22/2005
                    7/25/2000       10,526          0.19         7/25/2005
                    7/31/2000        8,000          0.25         7/31/2005
                   10/31/2000       11,111          0.18        10/31/2005
                    11/8/2000       10,101          0.198        11/8/2005
                   12/20/2000       22,222          0.09        12/20/2005
                   12/27/2000       20,000          0.10        12/27/2005
                    1/10/2001       18,182          0.11         1/10/2006

Jeremy Schuster      4/3/2000        7,692          0.26          4/3/2005
                    5/18/2000       12,500          0.16         5/18/2005
                    6/21/2000       11,111          0.18         6/21/2005
                    6/22/2000       50,000          0.08         6/22/2005
                    7/25/2000       10,526          0.19         7/25/2005
                    7/31/2000        8,000          0.25         7/31/2005
                   10/31/2000       11,111          0.18         10/31/2005
                    11/8/2000       10,101          0.198        11/8/2005
                   12/20/2000       22,222          0.09        12/20/2005
                   12/27/2000       20,000          0.10        12/27/2005
                    1/10/2001       18,182          0.11         1/10/2006

Roger Serrero         6/21/00       11,111          0.18         6/21/2005
                      6/22/00       50,000          0.08         6/22/2005
                      7/31/00        8,000          0.25         7/31/2005
                     10/31/00       11,111          0.18        10/31/2005
                     12/20/00       22,222          0.09        12/20/2005

Jim Zelloe           4/3/2000        7,692          0.26          4/3/2005
                    5/18/2000       12,500          0.16         5/18/2005
                    6/21/2000       11,111          0.18         6/21/2005
                    6/22/2000       25,000          0.08         6/22/2005
                    7/25/2000       10,526          0.19         7/25/2005

Michael Zwebner       7/31/00       25,000          0.08         7/31/2005
                      7/31/00       14,523          0.08         7/31/2005
                   10/31/2000       11,111          0.18        10/31/2005
                    11/8/2000       10,101          0.19         11/8/2005
                   12/20/2000       22,222          0.09        12/20/2005
                   12/27/2000       20,000          0.11         2/27/2005
                    1/10/2001       18,182          0.11         1/10/2006

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the Common Stock ownership information as of June 25, 2001, and is adjusted for the reverse stock split, with respect to (i) each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock; (ii) each director of the Company who served during fiscal 2001; and (iii) all current directors, executive officers and designated stockholders of the Company as a group. This information as to beneficial ownership was furnished to the Company by or on behalf of the persons named. Unless otherwise indicated, each has sole voting and investment power with respect to the shares beneficially owned.

                Shares of Company Common Stock Beneficially Owned
                -------------------------------------------------

                                                               Percentage
Beneficial Owner                        Number of Shares       of Total (1)
----------------                        ----------------       -----------
(i)
Glance Equity Management, Ltd.              4,060,000              6.7%
Trident Trust Building
P.O. Box 146
Road Town
Tortola, British Virgin Islands

Key Investment Advisors, Ltd.               4,060,000              6.7%
Trident Trust Building
P.O. Box 146
Road Town
Tortola, British Virgin Islands

Mountain Top Worldwide, Ltd.                4,060,000              6.7%
Trident Trust Building
P.O. Box 146
Road Town
Tortola, British Virgin Islands

Rampus Holdings, Ltd.                       9,060,000             15.0%
Trident Trust Building
P.O. Box 146
Road Town
Tortola, British Virgin Islands

Search Capital, Ltd.                        9,060,000             15.0%
Trident Trust Building
P.O. Box 146
Road Town
Tortola, British Virgin Islands

                                                               Percentage
Beneficial Owner                        Number of Shares       of Total (1)
----------------                        ----------------       -----------
(ii)
Mohamed Hadid                               3,601,852(2)           5.9%
1801 Century Park East, 23rd Floor
Los Angeles, CA 90067

Theodore Georgelas (resigned)               1,031,790(3)(8)        1.7%
7601 Lewinsville Road
Suite 250
McLean, VA 22102

James Zelloe (resigned)                       946,690(4)(8)        1.6%
203 W. Rosemont Ave.
Alexandria, VA 22301

Jeremy Schuster                             3,063,492(5)           5.0%
1801 Century Park East, 23rd Floor
Los Angeles, CA 90067

Roger Serrero                                 152,444(6)             *
7601 Lewinsville Road, Suite 250
McLean, Va. 22102

Michael Zwebner                             1,986,745(7)           3.3%
1801 Century Park East, 23rd Floor
Los Angeles, CA 90067

(iii)
All Officers and Directors
 as a group (4 persons)                     8,804,533(8)          14.5%


----------------------------------
*    - represents less than 1%.

(1) Percentage of ownership is based on 60,231,943 shares of common stock outstanding as of June 25, 2001. Percentage ownership for officers and directors is based on 60,848,338 shares which includes 616,395 shares which may be acquired upon exercise of options held by current officers and directors within 60 days of the filing of this report.

(2) Includes 211,306 shares which may be acquired upon exercise of options within 60 days of the filing of this annual report.

(3) Includes 871,690 shares which may be acquired upon exercise of options within 60 days of the filing of this annual report.

(4) Includes 871,690 which may be acquired upon exercise of options within 60 days of the filing of this annual report.

(5) Includes 181,446 shares which may be acquired upon exercise of options within 60 days of the filing of this annual report.

(6) Includes 102,444 shares which may be acquired upon exercise of options within 60 days of the filing of this annual report.

(7) Includes 121,199 shares which may be acquired upon exercise of options within 60 days of the filing of this annual report.

(8) Includes 616,395 shares which may be acquired upon exercise of options within 60 days of the filing of this annual report. The ownership interests of Mr. Georgelas and Mr. Zelloe (including 235,100 shares and 1,743,380 options) are not considered in this total because such persons are not current officers or directors.


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


During fiscal 2000, the Company incurred legal expenses for litigation services provided by Mr. Schuster in connection with the Hasler claims (previously disclosed). At the time Mr. Schuster commenced performance of services, he was neither a shareholder nor a director and provided services as outside counsel only. Near the close of the Hasler case, Mr. Schuster was proposed for election as a director and accepted the position. Mr. Schuster's litigation services were provided on a discounted basis pursuant to an agreement negotiated by Mr. Hadid; the fee agreement provides for conversion of any unpaid debt to stock. The
Company liquidated its principal litigation debt to Mr. Schuster through the issuance of its common stock. The Company expects to compensate Mr. Schuster for his service as a director and the services he provided to bring the Company's filing status current prior to the expiration of its eligibility to trade on the NASD Over The Counter Bulletin Board and to prepare subsequent filings.


The Company has been advanced funds from stockholders, directors, officers, employees and other related parties. These advances amount to $79,943 and $100,355 at February 28,2001 and February 29, 2000, respectively.

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

21        Subsidiaries of Sector Communications, Inc. (filed herewith)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of July, 2000.


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


Date: July 16, 2001                /s/ Mohamed Hadid
                                   -----------------------
                                   Mohamed Hadid, Chairman



Date:  July 16, 2001               /s/ Jeremy Schuster
                                   --------------------
                                   Director

Date:  July 16, 2001               /s/ Roger Serrero
                                   --------------------
                                   Director

Date:  July 16, 2001               /s/ Michael Zwebner
                                   --------------------
                                   Director

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

21        Subsidiaries of Sector Communications, Inc. (filed herewith)