Form 10QSB
period 2001-05-31
SECTOR COMMUNICATIONS INC
filed 2001-07-20
CIK 741012

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended: May 31, 2001

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

            1801 Century Park East, 23rd Floor, Los Angeles, CA 90067
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (310) 772-0017
                                 --------------
              (Registrant's telephone number, including area code)


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

    Number of Shares of Common Stock outstanding at July 17, 2001: 63,731,943

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

            Item 2.  Managements Discussion and Analysis of Financial
                      Condition and Results of Operations..................10

   PART II  OTHER INFORMATION

            Item 6.  Exhibits and Reports on Form 8-K......................19

            Signature Page.................................................20

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                           SECTOR COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEET




                                                                  May 31,       February 28,
                                                                   2001             2001
                                                             -------------      -------------
                                                              (Unaudited)
       ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                $      63,168      $      83,511
    Accounts receivable, net of provision for
     doubtful accounts of $17,889 and $17,778                      112,877            186,642
    Prepaid expenses                                                96,489            110,456
                                                             -------------      -------------
       Total current assets                                        272,534            380,609

Property and equipment, net                                        167,688            197,676

Deposits                                                            31,025             33,003
                                                             -------------      -------------

       TOTAL ASSETS                                          $     471,247      $     611,288
                                                              ============      ==============





The accompanying notes are an integral part of these consolidated financial statements.


                           SECTOR COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEET (Continued)


                                                                  May 31,       February 28,
                                                                   2001             2001
                                                             -------------      -------------
                                                              (Unaudited)
       LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Cash overdraft                                          $       39,212      $           -
    Accounts payable and accrued expenses                        1,469,323          1,494,770
    Debentures payable                                             263,952            263,952
    Deferred revenue                                               134,740            197,715
    Customer deposits                                               70,992            199,945
    Due to related parties                                         153,733            159,943
                                                             -------------      -------------
       Total current liabilities                                 2,131,952          2,316,325

Rent deposit                                                        12,248             12,248
                                                             -------------      -------------

       TOTAL LIABILITIES                                         2,144,200          2,328,573
                                                             -------------      -------------

Commitments and contingencies                                            -                  -

STOCKHOLDERS' DEFICIT
    Preferred stock, $.001 par value; 5,000,000 shares
     authorized, no shares issued and outstanding                        -                  -
    Common stock, $.001 par value; 500,000,000 shares
     authorized 29,931,943 shares issued and outstanding            29,932             29,932
    Additional paid-in capital                                  16,662,187         16,493,404
    Common stock subscribed                                        947,500            621,500
    Accumulated deficit                                        (19,037,218)       (18,565,601)
    Cumulative foreign currency translation adjustment         (   275,354)       (   296,520)
                                                             -------------      -------------
       Total stockholders' deficit                             ( 1,672,953)       ( 1,717,285)
                                                             -------------      -------------
       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT           $     471,247      $     611,288
                                                             =============      =============




The accompanying notes are an integral part of these consolidated financial statements.

                           SECTOR COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                       FOR THE THREE MONTHS ENDED MAY 31,

                                                       2001            2000
                                                  -------------    -----------
REVENUE                                            (Unaudited)      (Unaudited)

    Exposition revenue                            $     296,103    $         -
    Telecommunication revenue                            77,958        135,249
    Software sales & maintenance                         71,636         93,334
                                                  -------------    -----------
                                                        445,697        228,583
                                                  -------------    -----------

Cost of sales
    Exposition                                          114,448              -
    Telecommunications                                   46,393         64,386
                                                  -------------    -----------
                                                        160,841         64,386
                                                  -------------    -----------
GROSS PROFIT                                            284,856        164,197
                                                  -------------    -----------

OPERATING EXPENSES
    Software development costs                            1,747          8,009
    Sales, general & administrative                     580,959        240,829
                                                  -------------    -----------
       Total operating expenses                         582,706        248,838
                                                  -------------    -----------

Loss from operations                                (   297,850)     (  84,641)

OTHER INCOME (EXPENSE)
    Interest expense                                (     5,279)     (   5,279)
    Financing cost                                  (   168,783)             -
    Other income (expense)                                  295      (     155)
                                                  -------------    -----------
Loss before provision for income taxes              (   471,617)     (  90,075)

Provision for income taxes                                    -              -
                                                  -------------    -----------

Net loss                                          $ (   471,617)   $ (  90,075)
                                                  =============    ===========

Net loss per share                                $ (      0.02)   $ (    0.01)
                                                  =============    ===========

Weighted average common shares outstanding           29,931,943     17,193,805


The accompanying notes are an integral part of these consolidated financial statements.

                           SECTOR COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED MAY 31,

                                                       2001            2000
                                                  -------------    ------------
                                                   (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                      $   (471,617)    $  (  90,075)
    Adjustments to reconcile net loss to net
     Cash provided by operating activities:
       Depreciation and amortization                    29,006           23,249
       Financing cost                                  168,783                -
       Change in assets and liabilities:
           Decrease in assets
              Accounts receivable                       73,765           87,229
              Prepaid expenses and deposits             15,945           12,322
           Decrease in liabilities
              Accounts payable                       (  25,447)       (  11,259)
              Customer deposits                       (128,953)               -
              Related party payable                  (   6,210)       (  12,743)
              Deferred revenue                       (  62,975)       (  17,161)
                                                  -------------    ------------
Net cash used by operating activities                 (407,703)       (   8,438)
                                                  -------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                         (   1,223)       (  24,386)
                                                  -------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash overdraft                                      39,212                -
    Common stock subscribed                            326,000                -
                                                  -------------    ------------
Net cash provided by financing activities              365,212                -
                                                  -------------    ------------

Effect of exchange rate changes on cash                 23,371       (      218)
                                                  -------------    ------------

Net decrease in cash                                 (  20,343)      (   33,042)
Cash - March 1,                                         83,511          170,607
                                                  -------------    ------------

Cash - May 31,                                    $     63,168     $    137,565
                                                  =============    ============

SUPPLEMENTAL CASH FLOWS INFORMATION:
   Cash paid for:
     Interest                                     $          -     $          -
                                                  =============    ============
     Taxes                                        $          -     $          -
                                                  =============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                           SECTOR COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MAY 31, 2000 AND 1999




SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL ACTIVITIES:

    Period ended May 31, 2000:

    Common stock totaling 2,425,000 shares was issued in settlement of accounts payable aggregating $97,000.

























The accompanying notes are an integral part of these consolidated financial statements.

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2001 AND 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Interim Financial Information
          -----------------------------
          The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended February 28, 2001. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended May 31, 2001 are not necessarily indicative of results of operations to be expected for the full year.

NOTE 2 - STOCKHOLDERS' EQUITY

          As of February 28,2001, the Company had received advances aggregating $621,500 pursuant to a financing agreement which are convertible into common stock. The advances are convertible at a discount to the market price of the stock. At February 28, 2001, a financing cost of $210,052 attributable to the beneficial conversion feature had been recorded. During the period ended May 31, 2001, an additional $326,000 of advances were received pursuant to the agreement with a financing cost of $168,783. During June, 2001, the $947,500 in advances were converted into 31,945,026 shares of common stock.

          During the period ended May 31, 2000, the Company issued 2,425,000 shares of common stock in settlement of accounts payable aggregating $97,000.

NOTE 3 - GOING CONCERN

          The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of May 31, 2001, the Company has a working capital deficit of $1,859,418 and an accumulated deficit of $19,037,218. Based upon the Company's plan of operation, the Company estimates that existing resources, together with funds generated from operations will not be sufficient to fund the Company's working capital. The Company is actively seeking additional equity financing. There can be no assurances that sufficient financing will be available on terms acceptable to the Company or at all. If the Company is unable to obtain such financing, the Company will be forced to scale back operations which would have an adverse effect on the Company's financial conditions and results of operation.

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2001 AND 2000

NOTE 4 - COMMITMENTS AND CONTINGENCIES

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

NOTE 5 - SUBSEQUENT EVENTS

          During June 2001, the Company received an additional $55,000 in advances pursuant to the financing agreement described in Note 2. The aggregate advances of $1,002,500 were converted into 33,800,000 shares of common stock in June, 2001.

NOTE 6 - SEGMENT INFORMATION

          The Company's foreign operations are conducted by Global, Sector Bulgaria and Ideous.
                                                             May 31,
                                                    2001               2000
                                              ------------       -------------
           Revenues from external customers:
             Expositions                      $    296,103       $           -
             Telecommunications                     77,958             135,249
             Software                               71,636              93,334
                                              ------------       -------------
                                              $    445,697       $     228,583
                                              ============       =============
           Interest expense:
             Corporate                        $      5,279       $       5,279
                                              ============       =============
           Depreciation and amortization:
             Expositions                      $        882       $           -
             Telecommunications                     22,417              20,124
             Software                                5,707               3,125
                                              ------------       -------------
                                              $     29,006       $      23,249
                                              ============       =============

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2001 AND 2000

NOTE 4 - SEGMENT INFORMATION (Continued)
                                                             May 31,
                                              --------------------------------
                                                    2001               2000
                                              ------------       -------------
           Segment loss before taxes:
             Expositions                      $   (434,333)      $           -
             Telecommunications                  (  11,224)          (   7,033)
             Software                            (  26,060)          (  37,763)
             Corporate                                   -           (  45,279)
                                              --------------      --------------
                                              $   (471,617)      $   (  90,075)
                                              ============       =============
           Segment assets:
             Expositions                      $     64,027       $           -
             Telecommunications                    277,029             347,124
             Software                              130,191             313,998
             Corporate                                   -              44,874
                                              ------------       -------------
                                              $    471,247             705,996
                                              ============       =============
           Expenditure for segment assets:
             Telecommunications               $          -       $      24,386
             Software                                1,223                   -
                                              ------------       -------------
                                              $      1,223       $      24,386
                                              ============       =============

          The  following  geographic  area data for trade  revenues  is based on
          product  or  service  delivery  location  and  property,   plant,  and
          equipment is based on physical location.

                                                             May 31,
                                              --------------------------------
                                                    2001               2000
                                              ------------       -------------
           Revenues from external customers:
             United States                    $    296,103       $           -
             Switzerland                            71,636              93,334
             Bulgaria                               77,958             135,249
                                              ------------       -------------
                                              $    445,697       $     228,583
                                               ===========       =============
           Segment assets:
             Switzerland                      $    130,191       $     313,998
             Bulgaria                              277,029             347,124
             United States                          64,027              44,874
                                              ------------       -------------
                                              $    471,247       $     705,996
                                              ============       =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Sector includes certain estimates, projections and other forward-looking statements in its reports, presentations to analysts and others and other material disseminated to the public. There can be no assurance as to future performance and actual results may differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements include: (i) the effects of vigorous competition in the markets in which Sector operates; (ii) the cost of entering new markets necessary to provide products and services; (iii) the impact of any unusual items resulting from ongoing evaluations of Sector's business strategies; (iv) requirements imposed on Sector and its competitors by the Bulgarian Telecommunications Company (BTC); (v) unexpected results of litigation filed against Sector or its subsidiaries; and
(vi) the possibility of one or more of the markets in which Sector competes being affected by variations in political, economic or other factors such as monetary policy, legal and regulatory changes or other external factors over which Sector has no control.


COMPANY OVERVIEW

Sector is a Nevada corporation which acts principally as a holding company, with the intent of acquiring, holding and developing businesses to collectively generate a net profit for its shareholders. Presently, Sector owns three principal operating subsidiaries: Sector PLC, a registered company in Bulgaria which provides telecommunications services ("Sector PLC"), HIS/Ideous Technologies ("Ideous"), a Swiss corporation which provides software development, products and support, and Sector Development, Inc., a California corporation which does business as Global Tech Expos ("Global Tech" or "Global Tech Expos") and produces expositions for the job recruitment industries. Sector also owns certain inactive corporations which it is holding for future use.

GENERAL ACTIVITIES

Sector's recent activities have centered on development of its newest subsidiary, Global Tech Expos, and its penetration of job recruitment markets in California's Silicon Valley, which is the undisputed center of high-technology in America. To that end, Global Tech held three successful expositions. The first exposition focused entirely on high-tech jobs and use of videocall technology for international recruitment while the second exposition was opened to a broad range of employment opportunities, such as those existing in retail sales. The third exposition, held during the second quarter, successfully combined a daytime career exposition with a nighttime themed networking event. Global Tech Expos is continuing to develop concepts for innovative job expositions with an eye toward gaining a significant market-share in the shortest possible time given economic and other factors.

While culturing its newest subsidiary, the Company sourced and evaluated potential acquisitions, and presently continues those activities with a desire to develop opportunities within the United States.

Previously, Sector concentrated its activities in foreign, emerging and growth markets, such as those in Bulgaria and Switzerland. Sector's present focus is on consolidation of current foreign operations and development of its principal United States subsidiary.


RESULTS OF OPERATIONS

     Telecommunication Revenue - Sector continues to earn all of its telecommunications revenue from Sector PLC (i) providing direct-dial services for international long distance calls to hotels and resorts in Sofia, Bulgaria;
(ii) from the sales, integration, installation, and maintenance of customer-owned digital and cellular phone systems (primarily through its distributor agreement with Mitel); and (iii) from usage-based percentages of Sector PLC-owned phone systems through shared revenue agreements with some of its customers.

     Sector's telecommunications revenue decreased by $57,291 or 42.3% from $135,249 for the three months ended on May 31, 2000 to $77,958 for the same period ended May 31, 2001. Management believes the decrease in revenue was the result of a decrease in Sector PLC's customer base, which has been diminished principally through competitive actions by the BTC. The BTC earlier attempted to disconnect Sector PLC's service lines but legal efforts have thus far forestalled such action. Management expects its telecommunications revenue to remain constant during the upcoming quarter, provided Sector PLC retains its current customer base and level of activity.

     Software Sales and Maintenance - Sector's software sales and maintenance revenue decreased by $21,698 or 23.2% from $93,334 for the three months ended on May 31, 2000 to $71,636 for the same period ended May 31, 2001 (all figures are net of payments to third party distributors). Management believes the decrease in sales for the three months ending May 31, 2001 resulted from a decrease in the average size of each sale and the diminished marketing efforts of the Company. The Company continues to be affected by the lack of capital available to HIS/Ideous to (1) fund an adequate level of sales and marketing expense and
(2) fund the software and development expense necessary to upgrade existing product lines or to develop new applications. Management expects its software sales revenue to remain constant during the upcoming quarter.

     Exposition Revenue - Global Tech Expos held its first job exposition on March 20-21, 2001, just after an unexpected decline in job markets and during the continued downturn of the nation's economy. Global Tech's second exposition was held on May 29, 2001, also as companies were slashing their workforces by the thousands and setting new records for corporate layoffs. Despite these factors, Global Tech's events generated revenues of $296,103 during the quarter and experienced client to candidate attendance rations which were unparalleled in the industry. The Company's first event established it as a leading presence in job recruitment expositions and attracted Monster.com and others to participate in subsequent events. As a result of the economic downturn, however, Global Tech is expected to act in a conservative fashion, limiting the size and scope of future events to achieve profitability at the earliest possible time. The Company is presently unable to estimate any change in exposition revenues.

     Costs of Sales - The Cost of Sales of Sector PLC decreased by $17,993 or 27.9% from $64,386 for the three months ended on May 31, 2000 to $46,393 for the same period ended May 31, 2001. Most of the decrease was attributable to the decrease in costs associated with payments due to the BTC resulting from the lower revenues and to reduced depreciation charges of fixed assets. Global Tech Expos incurred costs of sales for its expositions totaling $114,448 for the quarter ended May 31, 2001, which included arena expenses of $41,000, convention expenses of $34,114, catering expenses totaling $21,972, and booth expenses of $17,362. Management presently estimates that costs of sales will remain constant or increase proportionally with the level of the Company's activity, but is unable to estimate the level of such potential change.

     Software Development Costs - Software development costs consisted primarily of salaries, related benefits, consultants fees and other costs. Sector's software development costs decreased by $6,262 or 78.1% from $8,009 for the three months ended on May 31, 2000 to $1,747 for the same period ended May 31, 2001. The decrease was attributable the lack of capital available to HIS/Ideous to fund a higher level of software development costs.

     Operating Expenses - Operating expenses consisted primarily of personnel costs, including salaries, benefits and bonuses and related costs for management, finance and accounting, legal and other professional services. Operating expenses of Sector (exclusive of software development costs) increased by $340,130 or 141.2% from $240,829 for the three months ended on May 31, 2000 to $580,959 for the same period ended May 31, 2001. The increase in operating expenses was derived in significant part from startup of Global Tech Expos, which posted payroll and tax expenses of $207,336, advertising and promotional expenses of $126,499, professional expenses of $27,007 and incurred rent of $33,743 during the quarter ended May 31, 2001. Operating expenses attributed to Sector PLC included wages of $21,144, bad debt expense of $12,118, and $9,743 of rent expense; operating expenses attributed to Ideous included salary expense of $46,597 and rent expense of $8,431 during the quarter ended March 31, 2001. Operating expenses are expected to continue at their current levels.

     Administrative Costs and Other Costs- Management expects that Sector PLC's general and administrative costs, not taking into consideration any expansion of the current network, to remain at current levels.

     Management  expects  Sector's  total  general  and  administrative   costs,
exclusive of any addition of new employees, to remain at or below the levels experienced in the three months ended on May 31, 2001.

     Interest Expense - Interest expense for the three month period ending May 31, 2001 remained constant at $5,279, the same amount incurred for the first quarter of year 2000. Management expects that interest expense could increase in the future to the degree Sector borrows funds in order to finance any continuing operating cash flow deficits and implements any capital expenditure plans.

         Financing Costs - Sector incurred financing costs of $168,573 during the three months ended May 31, 2001. The financing expense resulted from conversion of advances taken pursuant to financing agreements which provided for conversion to the Company's stock at a thirty percent discount. Management expects that financing expense could increase in the future to the degree Sector continues to take funds under convertible instruments while its stock price remains depressed.


LIQUIDITY AND CAPITAL RESOURCES

     During the  quarter  ending May 31,  2001,  the Company  financed  Sector's
operations   primarily  through  sales  revenue  generated  from  the  Company's subsidiaries and through advances taken pursuant to financing agreements.

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


FORWARD-LOOKING STATEMENTS

     Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. There are certain important factors that could cause results to differ materially from those in the forward-looking statements contained in the above discussion. Among such important factors are (i) the timely creation of versions of Sector's products for the Microsoft Windows NT and Unix operating systems, (ii) the impact of Microsoft Windows NT, Unix and other operating systems on the Open VMS market upon which Sector's current products are dependent, (iii) the reliance on distributors to continue reselling Sector's products, (iv) the ability of Sector to successfully expand the distribution of its products through new and unproven channels, including resellers, integrators, distributors and direct sales, (v) the risks associated with Sector's engineering effort needed to develop products for Microsoft Windows NT and Unix, (vi) the impact of competitive products and pricing, (vii) the uncertainty of the labor market and local regulations in Switzerland, Bulgaria and the United Kingdom, (vii) Sector's ability to hire and retain personnel with appropriate skills in a highly competitive labor market, and (viii) such risks and uncertainties as are detailed from time to time in the Company's public reports, including this Report.

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

     Management of Growth; Dependence on Key Personnel. In the future, Sector will be required to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and to expand, train and manage its work force. There can be no assurance that Sector will be able to effectively manage such growth. Its failure to do so would have a material adverse effect on its business, operating results and financial condition. Competition for sales, technical and other qualified personnel is intense and there can be no assurance that Sector will be able to attract, assimilate or retain additional highly qualified employees in the future. If Sector is unable to hire and retain such personnel, particularly those in key positions, its business, operating results and financial condition would be materially adversely affected. Sector's future success also depends in significant part upon the continued service of its key technical, sales and senior management personnel. The loss of the services of one or more of these key employees could have a material adverse effect on its business, operating results and financial condition. Additions of new and departures of existing personnel, particularly in key positions, can be disruptive and can result in departures of existing personnel, which could have a material adverse effect on Sector's business, operating results and financial condition.

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

Competition In Exposition Markets. Job recruitment markets are served by a wealth of competitors and the Company expects that competition will intensify in the future. In the high-tech market where the Global Tech Expos presently offers services, there are several competitors enjoying a more dominant market position; these companies typically have select agreements with key media publishers, television stations, or exposition centers. A continuing trend toward business alliances and acquisitions by Global Tech's principal competitors could have a negative impact upon the Company. Many of the Company's existing and potential competitors have financial, personnel and other resources significantly greater than those of the Company. Other potential competitors include Internet companies and private networks of human resource service providers.

Dependence Upon Major Customers.

Sector PLC: Sector PLC has three principal clients it relies upon for its revenue. As competition increases and other companies act to lure Sector PLC's clients away with equipment upgrades, pricing, or other incentives, there can be no guarantee that Sector PLC will be able to compete or retain its major customers.

Global Tech Expos: Global Tech has a core group of "marquee" clients it believes attract attendees and other exhibitors to its expositions. While not principally dependent upon such customers, loss thereof could be expected to have a negative impact upon the Company. Competitors can be expected to approach Global Tech's present customers to lure them away from its events. Because other competitors have greater financial resources than Global Tech, it may be unable to compete with the financial or other incentives offered by its competitors.

     Risks Associated With International Operations. International revenue (from sales outside the United States and Canada) accounted for a significant percentage of Sector's total revenues for the prior year. Management believes that Sector's success depends upon continued expansion of its international operations. Sector currently has sales offices in Bulgaria and Switzerland. Any International expansion may require Sector to establish additional foreign offices, hire additional personnel and recruit additional international resellers. This may require significant management attention and financial resources and could adversely affect Sector's operating margins. To the extent that Sector is unable to effect these additions efficiently and in a timely manner, its growth, if any, in international sales will be limited, and its business, operating results and financial condition could be materially and adversely affected. There can be no assurance that Sector will be able to maintain or increase international market demand for its products. Sector, as noted earlier cannot and will not expand or contribute further to any maintenance of the operations of its HIS/Ideous subsidiary in Switzerland or to provide or source capital for Sector PLC in Bulgaria.

     As of May 31, 2001, the Company's Swiss subsidiary employed engineers and contractors located in Zurich who perform certain product development work. The Company's Bulgarian subsidiary operates autonomously from Sofia. These international operations subject Sector to a number of risks inherent in developing products and services outside of the United States, including the potential loss of developed technology, imposition of governmental controls, export license requirements, restrictions on the export of critical technology, political and economic instability, trade restrictions, difficulties in managing international operations and lower levels of intellectual property protection.

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

     Sector's future financial performance will depend in large part on the growth of its job exposition business, its telecommunications service business, and its ability to acquire or develop additional businesses. As a result of competition, technological change or other factors, Sector's business, operating results and financial condition may be materially and adversely affected.

     Rapid Technological Change and Requirement for Frequent Product Transitions. The market for Sector's products and services is characterized by rapid technological developments, evolving industry standards and rapid changes in customer requirements. The introduction of products embodying new technologies, the emergence of new industry standards or changes in customer requirements could render Sector's existing products and services obsolete and unmarketable. As a result, Sector's future success will depend upon its ability to continue to enhance existing products and services, to respond to changing customer requirements and develop and introduce, in a timely manner, new products and services that keep pace with technological developments and emerging industry standards. There can be no assurance that Sector's products or services will achieve market acceptance, or will adequately address the changing needs of the marketplace or that Sector will be successful in developing and marketing enhancements to its existing products or new products or services on a timely basis. Sector has in the past experienced delays in the development of its telecommunications services and there can be no assurance that Sector will not experience further delays in connection with its current service offering or future service development activities. If Sector is unable to develop and introduce new products and/or services, or enhancements to existing products and/or services, in a timely manner in response to changing market conditions or customer requirements, Sector's business, operating results and financial condition will be materially and adversely affected. Because Sector has limited resources, Sector must restrict its business development efforts to a relatively small number of products and services. There can be no assurance that these efforts will be successful or, even if successful, that any resulting products or services will achieve market acceptance.

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


Trademarks, Licenses, Royalty Agreements and Labor Contracts. Global Tech Expos has acquired certain trademarks through use and is attending to their protection through appropriate filings, earlier made. Global Tech is licensed to use the facilities, trademarks and other required intellectual property of the exposition centers it contracts with as well as those of its clients, although it principally uses the latter on in key advertising intended to show client participation in Global Tech events. Global Tech Expos has a royalty share agreement with Knight-Ridder publications which requires the inclusion of multiple full page advertisements in publications owned by Knight Ridder in exchange for a royalty share derived from expo booth sales; the agreement is intended to cover all events scheduled for calendar year 2001. Two key personnel operate under agreements which ensure their continued performance for Global Tech for a six month period which commenced during November, 2000; the agreement provides for four (4) subsequent six month renewals at the Company's election. If any of the foregoing agreements are not performed or are breached in any manner, the result could materially and adversely effect Sector's business, operating results and financial condition.

Effect Of Existing Or Probable Regulation On Business. The Company is aware that there have been proposals for either regulation or taxation of the Internet or business activities on the Internet. There is the risk of uncertainty regarding such proposed future Internet regulation, which could adversely affect the Company's business. Any risks associated with regulation or taxation of the Internet would, in the Company's opinion, be passed along to its clients through increased costs, but notwithstanding this anticipated pass-through can have a material adverse effect upon Sector's business, operating results and financial condition.

                          PART II - OTHER INFORMATION

ITEM 1 - Changes In Securities

No securities were issued during the first quarter. Subsequent to the quarter and through the period ending June 22, 2001, the Company issued securities as disclosed in its 10KSB filing for the year ending February 28, 2001.

On June 29, 2001, certificates representing 3,500,000 shares of the Company's common stock, restricted under Rule 144, were issued to four individuals. The common stock issued represented conversion of $104,000 of financing received through the period ending June 21, 2001.

ITEM 2 - LEGAL PROCEEDINGS.

The Company is not subject to any legal proceedings other than as previously disclosed. There were no material developments in the Company's prior reported legal proceedings during the quarter.

ITEM 5 - OTHER INFORMATION.

On June 20, 2001, the Company announced entry into a definitive letter of intent to acquire certain intellectual and other property of a Montreal firm known as Entervision. Entervision's products include a software package which allows users to watch television and listen to the radio on the Internet in real time. The Company is presently negotiating with Dr. Herbert Becker, Entervision's developer and senior executive, to finalize arrangements for transfer of Entervision's products to Sector and for their integration into a new business plan for the Company. The Company expects Dr. Becker to become a part of Sector's management team following successful completion of the Entervision acquisitions.

On May 3, 2001, Sector Development, Inc. filed a fictitious business name statement to additionally do business as "Global Career Expos" and "GlobalCareerExpos.com". Proof of publication of the fictitious business name statement was recorded by the Los Angeles County Registrar-Recorder on June 14, 2001. Sector Development, Inc. intends to use "Global Career Expos" for activities which are not principally focused on the high-tech job recruitment market, such as those involving recruitment of retail salespeople, administrative and other office support staff.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   SECTOR COMMUNICATIONS, INC.
                                        (Registrant)



                                   By       /s/ Mohamed Hadid
                                        --------------------------
                                           Chairman and Acting President
Date: July 20,2001