Form 10QSB
period 2001-08-31
SECTOR COMMUNICATIONS INC
filed 2001-10-22
CIK 741012

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: August 31, 2001

     [] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ________________ to _______________


                         Commission File Number: 001-12327

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

    Number of Shares of Common Stock outstanding at October 19, 2001: 78,752,547

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

                Notes of Consolidated Financial Statements (Unaudited).....7-10

          Item 2.  Managements Discussion and Analysis of Financial
                      Condition and Results of Operations..................11

   PART II  OTHER INFORMATION

          Item 1.    Legal Proceedings ....................................21

          Item 2.    Change in Securities and Use of Proceeds .............21

          Item 3.    Defaults Upon Senior Securities ......................22

          Item 4.    Submission of Matters to a Vote of Security Holders ..22

          Item 5.    Other Information ....................................22

          Item 6.    Exhibits and Reports on Form 8-K .....................22



    Signature Page.........................................................23

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements


                           SECTOR COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS




                                                 August 31,      February 28,
                                                    2001             2001
                                               ------------      ------------
                                                (Unaudited)

       ASSETS
CURRENT ASSETS
Cash and cash equivalents                      $     82,150      $     83,511
Accounts receivable, net of provision for
doubtful accounts of $17,889 and $17,778             56,498           186,642
    Prepaid expenses                                 23,351           110,456
                                               ------------      ------------
Total current assets                                161,999           380,609

Property and equipment, net                         135,337           197,676
Intangible assets                                 1,040,000                 -
Deposits                                             29,599            33,003
                                               ------------      ------------

TOTAL ASSETS                                   $  1,366,935      $    611,288
                                               ============      ==============






The accompanying notes are an integral part of these consolidated financial statements.

                           SECTOR COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS (Continued)


                                                 August 31,      February 28,
                                                    2001             2001
                                               ------------      ------------
                                                (Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Cash overdraft                             $     38,345      $          -
    Accounts payable and accrued expenses         1,564,957         1,494,770
    Debentures payable                              263,952           263,952
    Deferred revenue                                104,671           197,715
    Customer deposits                                     -           199,945
    Due to related parties                          383,733           159,943
                                               ------------      ------------
       Total current liabilities                  2,355,658         2,316,325

Rent deposit                                         12,248            12,248
                                               ------------      ------------

       TOTAL LIABILITIES                          2,367,906         2,328,573
                                               ------------      ------------

Commitments and contingencies                            -                  -

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value; 5,000,000
Shares authorized, no shares issued and
outstanding                                              -                  -
Common stock, $.001 par value; 500,000,000
Shares authorized 78,752,547 and 29,931,943
shares issued and outstanding respectively.          78,753            29,932
Additional paid-in capital                       18,886,470        16,493,404
Common stock subscribed                                   -            621,500
Accumulated deficit                             (19,596,478)      (18,565,601)
Cumulative foreign currency translation
adjustment                                        ( 369,716)      (   296,520)
                                               ------------      ------------
Total stockholders' deficit                     ( 1,000,971)      ( 1,717,285)
                                               ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT    $  1,366,935      $    611,288
                                               ============      ============


The accompanying notes are an integral part of these consolidated financial statements.

                           SECTOR COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                  Three Months Ended               Six Months Ended
                               --------------------------    ----------------------------
                               August 31,      August 31,      August 31,        August 31,
                                  2001            2000            2001             2000
                               -----------     ----------      ------------     ------------
REVENUE
Exposition Revenue             $    26,458     $       -       $    322,561    $         -
Telecommunication Revenue           97,279         93,963           175,237          229,212
Software Sales and Maintenance      53,393        115,168           125,029          208,502
                               -----------     ----------      ------------     ------------
                                   177,130        209,131           622,827          437,714
                               -----------     ----------      ------------     ------------
COST OF SALES
Expositions                         33,382             -            147,830               -
Telecommunications                  40,272         51,115            86,665          115,501
                               -----------     ----------      ------------     ------------
                                    73,654         51,115           234,495          115,501
                               -----------     ----------      ------------     ------------
GROSS PROFIT                       103,476        158,016           388,332          322,213
                               -----------     ----------      ------------     ------------
OPERATING EXPENSES
Software Development Costs          (   12)         3,153             1,735           11,162
Sales, General and Administrative  346,813        201,542           927,772          442,371
                               -----------     ----------      ------------     ------------
Total Operating Expenses           346,801        204,695           929,507          453,533
                               -----------     ----------      ------------     ------------

Loss From Operations              (243,325)     (  46,679)         (541,175)        (131,320)

OTHER INCOME (EXPENSE)
   Interest (Expense)             (  5,279)     (   5,279)        (  10,558)       (  10,558)
   Financing Cost                 (320,604)             -         ( 489,387)              -
   Other Income (Expense)            9,948         14,109            10,243           13,954
                               -----------     ----------      ------------     ------------
Loss Before Provision for
  Income Taxes                    (559,260)     (  37,849)       (1,030,877)        (127,924)
Provision for Income Taxes              -              -                 -                -
                               -----------     ----------      ------------     ------------

Net Loss                       $  (559,260)    $ ( 37,849)     $ (1,030,877)    $   (127,924)
                               ===========     ==========      ============     ============

Loss Per Share                 $   (  0.01)    $       -       $  (    0.02)    $   (   0.01)
                               ===========     ==========      ============     ============
Weighted Average Number of
Shares Outstanding              62,275,579     17,193,805        46,103,760       17,193,805
                               ===========     ==========      ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                           SECTOR COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED AUGUST 31,

                                                       2001            2000
                                                  -------------    ------------
                                                   (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                      $  (1,030,877)   $  ( 127,924)
    Adjustments to reconcile net loss to net
     Cash provided by operating activities:
       Depreciation and amortization                     56,869          47,704
       Allowance for doubtful accounts                   13,087          12,844
       Non-cash Financing cost                          489,387               -
       Change in assets and liabilities:
           (Increase) Decrease in assets                117,057         174,500
              Accounts receivable                        90,509          16,728
              Prepaid expenses and deposits                  -        ( 300,000)
           Decrease in liabilities
              Accounts payable                           30,187       (  77,727)
              Customer deposits                        (199,945)              -
              Related party payable                      23,790       (  22,086)
              Deferred revenue                        (  93,044)      (  23,993)
                                                  -------------    ------------
Net cash used by operating activities                  (502,980)      ( 299,954)
                                                  -------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                          (   1,223)      (  75,922)
                                                  -------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash overdraft                                       38,345               -
    Common stock subscribed                             531,000         400,000
                                                  -------------    ------------
Net cash provided by financing activities               569,345         400,000
                                                  -------------    ------------

Effect of exchange rate changes on cash                 (66,503)          6,374
                                                  -------------    ------------

Net increase in cash                                  (   1,361)         30,498
Cash - March 1,                                          83,511         170,607
                                                  -------------    ------------

Cash - August 31,                                 $      82,150    $    201,105
                                                  =============    ============

SUPPLEMENTAL CASH FLOWS INFORMATION:
   Cash paid for:
     Interest                                     $          -     $         -
                                                  =============    ============
     Taxes                                        $          -     $         -
                                                  =============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                           SECTOR COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED AUGUST 31, 2001 AND 2000




SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL ACTIVITIES:

    Period ended August 31, 2001:

    Common stock totaling 10,000,000 shares, valued at $800,000, was issued in connection with the purchase of intangible assets. The balance of the purchase price, $200,000, was remitted directly to the seller by a related party.

    Period ended August 31, 2000:

    Common stock totaling 2,425,000 shares was issued in settlement of accounts payable aggregating $97,000.



The accompanying notes are an integral part of these consolidated financial statements.

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AUGUST 31, 2001 AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Interim Financial Information
          -----------------------------
          The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended February 28, 2001. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented.  The  results of  operations  for the six months  ended
            August 31, 2001 are not necessarily indicative of results of operations to be expected for the full year.

NOTE 2 - STOCKHOLDERS' EQUITY

          As of February 28,2001, the Company had received advances aggregating $621,500 pursuant to a financing agreement which are convertible into common stock. The advances are convertible at a discount to the market price of the stock. At February 28, 2001, a financing cost of $210,052 attributable to the beneficial conversion feature had been recorded. During the period ended August 31, 2001, an additional $381,000 of advances were received pursuant to the agreement with a financing cost of $198,783. During June, 2001, the $1,002,500 in advances were converted into 33,800,000 shares of common stock.

          The Company has entered into a stock purchase agreement (the "Agreement"), through which the investor shall purchase up to $5,000,000 of common stock. The Company shall tender a Put Notice to the investor setting forth the closing date and the required amount of the investment. The purchase price will be 65% of the lowest closing bid price of the Company's common stock during the ten trading day period immediately preceding the date of delivery of the put notice.

          During July 2001, 4,395,604 shares of common stock were issued for a $200,000 investment pursuant to the Agreement. A financing cost of $195,604 has been recorded due to the discount to market value.

          Additionally, the Agreement provides for a $100,000 commitment fee to be paid to the investor. The fee was paid $50,000 in cash and 625,000 shares of common stock valued at $50,000. This $100,000 fee has been charged to expense.

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AUGUST 31, 2001 AND 2000

NOTE 2 - STOCKHOLDERS' EQUITY, Continued

          During August 2001, the Company purchased various assets comprised primarily of trademarks, copyrights, websites, URLs, software codes and developed technology. The purchase price is $1,000,000. The price was paid by the issuance of 10,000,000 shares of common stock, valued at $800,000, and $200,000 cash, paid by a related party. The Company has also incurred $40,000 of fees directly related to this acquisition.

          During the period ended August 31, 2000, the Company issued 2,425,000 shares of common stock in settlement of accounts payable aggregating $97,000

NOTE 3 - GOING CONCERN

          The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of August 31 2001, the Company has a working capital deficit of $2,153,659 and an accumulated deficit of $19,596,478. Based upon the Company's plan of operation, the Company estimates that existing resources, together with funds generated from operations will not be sufficient to fund the Company's working capital. The Company is actively seeking additional equity financing. There can be no assurances that sufficient financing will be available on terms acceptable to the Company or at all. If the Company is unable to obtain such financing, the Company will be forced to scale back operations which would have an adverse effect on the Company's financial conditions and results of operation.

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

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AUGUST 31, 2001 AND 2000

NOTE 5 - SEGMENT INFORMATION

          The Company's foreign operations are conducted by Global, Sector Bulgaria and Ideous.
                                                          August 31,
                                              --------------------------------
                                                   2001               2000
                                              ------------       -------------
           Revenues from external customers:
             Expositions                      $    322,561       $           -
             Telecommunications                    175,237             229,212
             Software                              125,029             208,502
                                              ------------       -------------
                                              $    622,827       $     437,714
                                              ============       =============
           Interest expense:
             Corporate                        $     10,558       $      10,558
                                              ============       =============
           Depreciation and amortization:
             Expositions                      $        881       $           -
             Telecommunications                     44,656              41,732
             Software                               11,332               5,972
                                              ------------       -------------
                                              $     56,869       $      47,704
                                              ============       =============

           Segment loss before taxes:
             Expositions                      $ (1,025,542)      $           -
             Telecommunications                     36,069           (  35,467)
             Software                            (  41,404)          (  24,589)
             Corporate                                   -           (  67,868)
                                              --------------      --------------
                                              $ (1,030,877)      $   ( 127,924)
                                              ============       =============
           Segment assets:
             Expositions                      $     84,469       $           -
             Telecommunications                    165,611             361,546
             Software                               76,855             217,889
                  Internet Broadcasting          1,040,000                   -
             Corporate                                   -             411,164
                                              ------------       -------------
                                              $  1,366,935             990,599
                                              ============       =============
           Expenditure for segment assets:
             Telecommunications               $          -       $      66,408
             Software                                1,223                 415
             Corporate                                   -               9,099
                                              ------------       -------------
                                              $      1,223       $      75,922
                                              ============       =============

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AUGUST 31, 2001 AND 2000

NOTE 5 - SEGMENT INFORMATION, Continued

          The  following  geographic  area data for trade  revenues  is based on
          product  or  service  delivery  location  and  property,   plant,  and
          equipment is based on physical location.

                                                          August 31,
                                              --------------------------------
                                                    2001               2000
                                              ------------       -------------
           Revenues from external customers:
             United States                    $    322,561       $           -
             Switzerland                           125,029             208,502
             Bulgaria                              175,237             229,212
                                              ------------       -------------
                                              $    622,827       $     437,714
                                               ===========       =============
           Segment assets:
             Switzerland                      $     76,855       $     217,889
             Bulgaria                              165,611             361,546
             United States                       1,124,469             411,164
                                              ------------       -------------
                                              $  1,366,935       $     990,599
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

GENERAL ACTIVITIES

Sector has been continuing to focus its attention on the development of Global Tech Expo's whilst awaiting the results of their technical evaluation, testing and demonstration of the recently acquired and announced Entervision product line. Management anticipates completing their work with the Entervision product line during the course of October and November 2001 and will then develop an appropriate exploitation strategy. The success of the August 21st co-produced Global Career Expo with the Oakland A's has recently been overshadowed by the events of September 11th and the consequential economic degradation has negatively impacted Global Tech Expos short term outlook. In an unprecedented climate of economic and geo-political uncertainty, corporations have reacted swiftly by either freezing current staffing levels or by announcing massive layoffs. Several of Global Tech's clients have chosen to withdraw from events scheduled for later this year. This will have a significant negative impact on Global Tech's revenues in the third quarter and possibly the fourth. Global Tech Expos management has undertaken immediate measures. Operating and event expenses have been reduced through staff cuts, lease reductions, and vendor-negotiated savings. Simultaneously, the company has taken note that while some industries like aerospace, networking, hardware, and software have been heavily impacted; others, like business services, consumer products, and the government have remained close to their consistent historical levels for turnover and hiring activity. In response, Global Tech Expos has placed greater emphasis on its Global Career Expos division, which caters to these industries through the production of general hiring events. Global Tech Expos is continuing to develop additional concepts for innovative job expositions with an eye toward gaining a significant market-share in the shortest possible time in light of the aforementioned economic factors.

Sector Management continues to review and evaluate potential acquisitions.


RESULTS OF OPERATIONS (For the 3 months ended August 31, 2001 v. 2000)

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

     Sector's telecommunications revenue increased by $3,316 or 3.5% from $93,963 for the three months ended on August 31, 2000 to $97,279 for the same period ended August31, 2001. Management expects its telecommunications revenue to remain constant during the upcoming quarter, provided Sector PLC retains its current customer base and level of activity.

     Software Sales and Maintenance - Sector's software sales and maintenance revenue decreased by $61,775or 53.6% from $115,168 for the three months ended on August 31, 2000 to $53,393 for the same period ended August 31, 2001 (all figures are net of payments to third party distributors). Management believes the decrease in sales for the three months ending August 31, 2001 resulted from a decrease in the average size of each sale and the diminished marketing efforts of the Company. The Company continues to be affected by the lack of capital available to HIS/Ideous to (1) fund an adequate level of sales and marketing expense and (2) fund the software and development expense necessary to upgrade existing product lines or to develop new applications. Management expects its software sales revenue to remain constant during the upcoming quarter.

     Exposition Revenue - Global Tech Expos has been particularly badly affected by companies slashing their workforces by the thousands and setting new records for corporate layoffs. Only one exposition was held during the quarter which produced lack-lustre results increasing revenues for the year to date by $26,458 from $296,103 to $322,561. As a result of the economic downturn, Global Tech will act in a conservative fashion, limiting the size and scope of future events to achieve profitability at the earliest possible time. The Company is presently unable to estimate any change in exposition revenues.

     Costs of Sales - The Cost of Sales of Sector PLC increased by $22,539 or 44.1% from $51,115 for the three months ended on August 31, 2000 to $73,654 for the same period ended August 31, 2001. The increase was attributable to the costs associated with Global Tech Expos which are not reflected in the year 2000 figures.

     Operating Expenses - Operating expenses consisted primarily of personnel costs, including salaries, benefits and bonuses and related costs for management, finance and accounting, legal and other professional services. Operating expenses of Sector increased by $142,106 or 69.4% from $204,695 for the three months ended on August 31, 2000 to $346,801 for the same period ended August 31, 2001. The increase in operating expenses was derived in significant part from the startup of Global Tech Expos. Operating expenses are expected to continue at their current levels.

     Administrative Costs and Other Costs- Management expects that Sector PLC's general and administrative costs, not taking into consideration any expansion of the current network, to remain at current levels.

     Management  expects  Sector's  total  general  and  administrative   costs,
exclusive of any addition of new employees, to remain at or below the levels experienced in the three months ended on August 31, 2001.

     Interest Expense - Interest expense for the three month period ending August 31, 2001 remained constant at $5,279, the same amount incurred for the second quarter of year 2000. Management expects that interest expense could increase in the future to the degree Sector borrows funds in order to finance any continuing operating cash flow deficits and implements any capital expenditure plans.

     Financing Costs - Sector incurred financing costs of $320,604 during the three months ended August 31, 2001. The financing expense resulted from conversion of advances taken pursuant to financing agreements which provided for conversion to the Company's stock at a thirty percent discount. Management expects that financing expense could increase in the future to the degree Sector continues to take funds under convertible instruments while its stock price remains depressed.


RESULTS OF OPERATIONS (For the 6 months ended August 31, 2001 v. 2000)

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

     Sector's telecommunications revenue decreased by $53,975 or 23.5% from $229,212 for the six months ended on August 31, 2000 to $175,237 for the same period ended May 31, 2001. Management believes the decrease in revenue was the result of a decrease in Sector PLC's customer base, which has been diminished principally through competitive actions by the BTC. The BTC earlier attempted to disconnect Sector PLC's service lines but legal efforts have thus far forestalled such action. Management expects its telecommunications revenue to remain constant during the upcoming quarter, provided Sector PLC retains its current customer base and level of activity.

     Software Sales and Maintenance - Sector's software sales and maintenance revenue decreased by $83,473 or 40.0% from $208,502 for the six months ended on August 31, 2000 to $125,029 for the same period ended August 31, 2001 (all figures are net of payments to third party distributors). Management believes the decrease in sales for the six months ending August 31, 2001 resulted from a decrease in the average size of each sale and the diminished marketing efforts of the Company. The Company continues to be affected by the lack of capital available to HIS/Ideous to (1) fund an adequate level of sales and marketing expense and (2) fund the software and development expense necessary to upgrade existing product lines or to develop new applications. Management expects its software sales revenue to remain constant during the upcoming quarter.

     Exposition Revenue - Global Tech Expos has been particularly badly affected by companies slashing their workforces by the thousands and setting new records for corporate layoffs. Only one exposition was held during the quarter which produced lack-lustre results increasing revenues for the year to date by $26,458 from $296,103 to $322,561. As a result of the economic downturn, Global Tech will act in a conservative fashion, limiting the size and scope of future events to achieve profitability at the earliest possible time. The Company is presently unable to estimate any change in exposition revenues.

     Costs of Sales - The Cost of Sales of Sector PLC increased by $118,994 or 50.7% from $115,501 for the six months ended on August 31, 2000 to $234,495 for the same period ended August 31, 2001. The increase was attributable to the costs associated with Global Tech Expos which are not reflected in the year 2000 figures.

     Operating Expenses - Operating expenses consisted primarily of personnel costs, including salaries, benefits and bonuses and related costs for management, finance and accounting, legal and other professional services. Operating expenses of Sector increased by $475,974 or 51.2% from $453,533 for the six months ended on August 31, 2000 to $929,507 for the same period ended August 31, 2001. The increase in operating expenses was derived in significant part from the startup of Global Tech Expos. Operating expenses are expected to continue at their current levels.

     Administrative Costs and Other Costs- Management expects that Sector PLC's general and administrative costs, not taking into consideration any expansion of the current network, to remain at current levels.

     Management  expects  Sector's  total  general  and  administrative   costs,
exclusive of any addition of new employees, to remain at or below the levels experienced in the three months ended on August 31, 2001.

     Interest Expense - Interest expense for the six month period ending August 31, 2001 remained constant at $10,558, the same amount incurred for the same period of year 2000. Management expects that interest expense could increase in the future to the degree Sector borrows funds in order to finance any continuing operating cash flow deficits and implements any capital expenditure plans.

     Financing Costs - Sector incurred financing costs of $489,387 during the six months ended August 31, 2001. The financing expense resulted from conversion of advances taken pursuant to financing agreements which provided for conversion to the Company's stock at a thirty percent discount. Management expects that financing expense could increase in the future to the degree Sector continues to take funds under convertible instruments while its stock price remains depressed.


LIQUIDITY AND CAPITAL RESOURCES

     During the quarter  ending August 31, 2001, the Company  financed  Sector's
operations   primarily  through  sales  revenue  generated  from  the  Company's subsidiaries and through advances taken pursuant to financing agreements.

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

     As of August 31, 2001, the Company's Swiss subsidiary employed engineers and contractors located in Zurich who perform certain product development work. The Company's Bulgarian subsidiary operates autonomously from Sofia. These international operations subject Sector to a number of risks inherent in developing products and services outside of the United States, including the potential loss of developed technology, imposition of governmental controls, export license requirements, restrictions on the export of critical technology, political and economic instability, trade restrictions, difficulties in managing international operations and lower levels of intellectual property protection.

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

ITEM 1 - LEGAL PROCEEDINGS.

The Company is not subject to any legal proceedings other than as previously disclosed. There were no material developments in the Company's prior reported legal proceedings during the quarter.

ITEM 2 - CHANGES IN SECURITIES

On June 22, 2001, and June 26, 2001 certificates representing 13,500,000 shares of the Company's common stock, restricted under Rule 144, and 20,300,000 shares of the Company's stock, restricted under Regulation "S" were issued to a total seven corporations and four individuals in relation to the conversion of aggregate cash advances of $1,002,500.

On July 27, 2001, certificates representing 5,020,604 shares of the Company's common stock, restricted under rule 144, were issued to Brighton Opportunity Fund pursuant to an equity line of credit dated July 24, 2001 of which $200,000 was drawn down.

On August 1, 2001, certificates representing 10,000,000 shares of the Company's common stock, restricted under rule 144, were issued to Herbert Becker in relation to an Acquisition of Assets agreement executed on August 2, 2001.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5 - OTHER INFORMATION.

On August 2, 2001, the Company executed an agreement with Dr. Herbert Becker to acquire certain intellectual and other property of a Montreal firm known as Entervision. The details of this agreement were contained in a filing made by the Company on FORM 8-K dated September 7, 2001. In anticipation of this transaction closing the Company formed in Nevada on July 6, 2001 a wholly owned subsidiary named EnterVision, Inc.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      None


 (b) Reports on Form 8-K

     On September 7, 2001, the Registrant filed a report on Form 8-K dated August 2, 2001 to report the following events: (1) On August 2, 2001, the Company executed an agreement with Dr. Herbert Becker to acquire certain intellectual and other property of a Montreal firm known as Entervision; (2) the Company formed a new subsidiary corporation, Entervision, Inc. in Nevada; and
(3) the Company appointed Herbert Becker to its Board of Directors, subject to certain conditions.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   SECTOR COMMUNICATIONS, INC.
                                        (Registrant)



                                   By       /s/ Mohamed Hadid
                                        -----------------------------
                                        Chairman and Acting President
Date: October 19,2001