Form 10QSB
period 2001-11-30
SECTOR COMMUNICATIONS INC
filed 2002-01-18
CIK 741012

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                      For Quarter Ended: November 30, 2001

                         Commission File Number: 0-22382

                               OPTIONS TALENT GROUP
                               -------------------
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


                           SECTOR COMMUNICATIONS, INC.
                 (Former name, if changed since the last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the last practicable date:

  Number of Shares of Common Stock outstanding at November 30, 2001: 89,854,928. As of the date of filing 89,854,928 shares were outstanding.

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

                Notes to Consolidated Financial Statements (Unaudited).... 7

            ITEM 2.  Managements Discussion and Analysis of Financial
                      Condition and Results of Operations..................11

   PART II  OTHER INFORMATION

            ITEM 1 - Changes In Securities................................ 21

            ITEM 2 - Legal Proceedings.................................... 21

            ITEM 5 - Other information.................................... 21

            ITEM 6.  Exhibits and Reports on Form 8-K..................... 22

            Signature Page................................................ 23

                          PART I FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                           SECTOR COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                            November 30,       February 28,
                                                               2001                2001
                                                          ---------------    --------------
                                                            (Unaudited)
       ASSETS

CURRENT ASSETS
    Cash and cash equivalents                             $        38,412    $       83,511
    Accounts receivable, net of provision for
     doubtful accounts of $3,021 and $17,778                       84,637           186,642
    Prepaid expenses                                               25,370           110,456
                                                          ---------------    --------------
       Total current assets                                       148,419           380,609

Property and equipment, net                                        89,177           197,676
Intangible assets                                               1,040,000                 -
Deposits                                                           28,594            33,003
Other assets                                                       37,432                 -
                                                          ---------------    --------------

       TOTAL ASSETS                                         $   1,343,622    $      611,288
                                                          ===============    ==============




The accompanying notes are an integral part of these consolidated financial statements.

                           SECTOR COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS, Continued

                                                            November 30,       February 28,
                                                               2001                2001
                                                          ---------------    --------------
                                                            (Unaudited)
           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                 $     1,573,435    $    1,494,770
    Debentures payable                                            263,952           263,952
    Deferred revenue                                               63,869           197,715
    Customer deposits                                                   -           199,945
    Due to related parties                                        178,604           159,943
                                                          ---------------    --------------
       Total current liabilities                                2,079,860         2,316,325

Rent deposit                                                       12,248            12,248
                                                          ---------------    --------------

       TOTAL LIABILITIES                                        2,092,108         2,328,573
                                                          ---------------    --------------

Commitments and contingencies                                           -                 -

STOCKHOLDERS' EQUITY
    Preferred stock, $.001 par value; 5,000,000 shares
     authorized; no shares issued and outstanding                       -                 -
    Common stock, $.001 par value; 500,000,000 shares
     authorized; 89,854,928 and 29,931,943 shares
     issued and outstanding                                        89,855            29,932
    Additional paid-in capital                                 19,209,967        16,493,404
    Common stock subscribed                                             -           621,500
    Accumulated deficit                                       (19,690,740)      (18,565,601)
    Cumulative foreign currency translation adjustment        (   357,568)      (   296,520)
                                                          ---------------    --------------

       Total stockholders' equity                             (   748,486)      ( 1,717,285)
                                                          ---------------    --------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $     1,343,622    $      611,288
                                                          ===============    ==============


The accompanying notes are an integral part of these consolidated financial statements.

                           SECTOR COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                              Three Months Ended                Nine Months Ended
                                                  November 30,                      November 30,
                                         -----------------------------    -------------------------------
                                              2001            2000             2001              2000
                                         -------------    ------------    --------------    -------------
REVENUE
    Exposition revenue                   $      19,476    $          -    $      342,037    $           -
    Telecommunication revenue                   45,159         108,133           220,396          337,345
    Software sales & maintenance                78,211          78,999           203,240          287,501
                                         -------------    ------------    --------------    -------------
                                               142,846         187,132           765,673          624,846
                                         -------------    ------------    --------------    -------------
Cost of sales
    Exposition                                   9,237               -           157,067                -
    Telecommunications                          32,801          54,650           119,466          170,151
                                         -------------    ------------    --------------    -------------
                                                42,038          54,650           276,533          170,151
                                         -------------    ------------    --------------    -------------
GROSS PROFIT                                   100,808         132,482           489,140          454,695
                                         -------------    ------------    --------------    -------------
OPERATING EXPENSES
    Software development costs                   6,807           6,004             8,542           17,166
    Sales, general & administrative            104,996       1,247,769         1,032,768        1,735,540
                                         -------------    ------------    --------------    -------------
       Total operating expenses                111,803       1,253,773         1,041,310        1,752,706
                                         -------------    ------------    --------------    -------------

Loss from operations                         (  10,995)     (1,121,291)       (  552,170)      (1,298,011)

OTHER INCOME (EXPENSE)
    Interest expense                         (   5,279)     (    5,279)       (   15,837)      (   15,837)
    Financing cost                           (  98,600)     (  668,729)       (  587,987)      (  668,729)
    Other income                                20,612      (      274)           30,855           13,680
                                         -------------    ------------    --------------    -------------
Loss before provision for income taxes       (  94,262)     (1,795,573)       (1,125,139)      (1,968,897)

Provision for income taxes                           -               -                 -                -
                                         -------------    ------------    --------------    -------------

Net loss                                 $   (  94,262)   $ (1,795,573)   $   (1,125,139)   $  (1,968,897)
                                         =============    ============    ==============    =============

Net loss per share                       $           -    $(      0.10)   $   (     0.02)   $  (     0.11)
                                         =============    ============    ==============    =============
Weighted average common shares
  outstanding                               80,652,944      17,368,805        57,620,155       17,296,896
                                         =============    ============    ==============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                           SECTOR COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED NOVEMBER 30,

                                                      2001              2000
                                                  ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES               (Unaudited)       (Unaudited)
    Net loss                                      $ (1,125,139)    $ (1,968,897)
    Adjustments to reconcile net loss to net
     cash provided by operating activities:
       Depreciation and amortization                    99,812           72,796
       Allowance for doubtful accounts              (   14,708)           7,289
       Impairment of loan                                    -          640,500
       Stock-based compensation                              -           65,779
       Non-cash financing cost                         587,987          668,729
       Change in assets and liabilities:
           (Increase) decrease in assets
              Accounts receivable                      116,762          197,199
              Prepaid expenses and deposits             85,086        (  27,099)
              Loans receivable                      (   37,432)        (640,500)
           Increase (decrease) in liabilities
              Accounts payable                          38,665          275,233
              Customer deposits                     (  199,945)               -
              Related party payable                     48,661        (  22,451)
              Deferred revenue                      (  133,846)       (  48,616)
                                                  ------------     ------------
Net cash used by operating activities               (  534,097)        (780,038)
                                                  ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                        (    2,372)       (  77,117)
                                                  ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Common stock sold or subscribed                    531,000          820,500
                                                  ------------     ------------

Effect of exchange rate changes on cash             (   41,730)             911
                                                  ------------     ------------

Net decrease in cash                                (   45,099)       (  35,744)
Cash - March 1,                                         83,511          170,607
                                                  ------------     ------------

Cash - November 30,                               $     38,412     $    134,863
                                                  ============     ============
SUPPLEMENTAL CASH FLOWS INFORMATION:
   Cash paid for:
     Interest                                     $          -     $          -
                                                  ============     ============
     Taxes                                        $          -     $          -
                                                  ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                           SECTOR COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL ACTIVITIES:

     Period ended November 30, 2001:
     ------------------------------

     Common stock totaling 10,000,000 shares, valued at $800,000, was issued in connection with the purchase of intangible assets. The balance of the purchase price, $200,000, was remitted directly to the seller by a related party.

     The Company issued 150,000 shares of common stock, valued at $6,000, for services.

     The Company issued 10,952,381 shares of common stock in conversion of advances in the amount of $230,000, including the $200,000 described above.

     Period ended November 30, 2000:
     ------------------------------

     Options to purchase 175,000 shares of common stock were issued for services. These options have been valued at $32,879.

     Common stock totaling 175,000 shares was issued for services. These shares have been valued at $32,900.
















The accompanying notes are an integral part of these consolidated financial statements.

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2001 AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Interim Financial Information
          -----------------------------
          The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended February 28, 2001. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the nine months ended November 30, 2001 are not necessarily indicative of results of operations to be expected for the full year.

NOTE 2 - STOCKHOLDERS' EQUITY

          As of February 28, 2001, the Company had received advances aggregating $621,500 pursuant to a financing agreement which are convertible into common stock. The advances are convertible at a discount to the market price of the stock. At February 28, 2001, a financing cost of $210,052 attributable to the beneficial conversion feature had been recorded. During the period ended November 30, 2001, an additional $381,000 of advances were received pursuant to the agreement with a financing cost of $193,783. During June 2001, the $1,002,500 in advances were converted into 33,800,000 shares of common stock.

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

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2001 AND 2000

NOTE 2 - STOCKHOLDERS' EQUITY (Continued)

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

          During October 2001, the Company issued 150,000 shares of common stock, valued at $6,000, for services.

          During November 2001, the Company issued 10,952,381 shares of common stock in conversion of advances in the amount of $230,000, including the $200,000 payment for the purchase described above. The shares were issued at a 30% discount to market value and a financing cost of $98,600 has been recorded in the financial statements.

          During  the  period  ended  November  30,  2000,  the  Company  issued
          2,425,000 shares of common stock in settlement of accounts payable aggregating $97,000.

NOTE 3 -GOING CONCERN

          The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of November 30,2001, the Company has a working capital deficit of $1,931,441 and an accumulated deficit of $19,690,740. Based upon the Company's plan of operation, the Company estimates that existing resources, together with funds generated from operations will not be sufficient to fund the Company's working capital. The Company is actively seeking additional equity financing. There can be no assurances that sufficient financing will be available on terms acceptable to the Company or at all. If the Company is unable to obtain such financing, the Company will be forced to scale back operations which would have an adverse effect on the Company's financial conditions and results of operation.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

     1) A former employee of Ideous filed suit against Ideous for wrongful termination. Judgement was entered against Ideous in the amount of $110,850. An appeal is pending. The full amount has been accrued in the financial statements.

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2001 AND 2000

NOTE 4 - COMMITMENTS AND CONTINGENCIES (Continued)

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


NOTE 5 - SEGMENT INFORMATION

          The Company's foreign operations are conducted by Global, Sector Bulgaria and Ideous.

                                                      November 30,
                                            -----------------------------------
                                                   2001               2000
                                            ---------------      --------------
     Revenues from external customers:
       Expositions                          $       342,037      $            -
       Telecommunications                           220,396             337,345
       Software                                     203,240             287,501
                                            ---------------      --------------
                                            $       765,673      $      624,846
                                            ===============      ==============

     Interest expense:
       Corporate                            $        15,837      $       15,837
                                            ===============      ==============

     Depreciation and amortization:
       Expositions                          $         1,187      $            -
       Telecommunications                            66,572              64,004
       Software                                      32,053               8,792
                                            ---------------      --------------
                                            $        99,812     $        72,796
                                            ===============     ===============

                           SECTOR COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - SEGMENT INFORMATION (Continued)

                                                      November 30,
                                            -----------------------------------
                                                   2001               2000
                                            ---------------      --------------
     Segment profit (loss) before taxes:
       Expositions                          $    (1,185,736)     $            -
       Telecommunications                            45,917          (   39,735)
       Software                                      14,680          (   33,282)
       Corporate                                          -          (1,895,880)
                                            ---------------      --------------
                                            $    (1,125,139)     $   (1,968,897)
                                            ===============      ==============
     Segment assets:
       Expositions                          $     1,075,049      $            -
       Telecommunications                           182,733             347,926
       Software                                      85,840             186,064
       Corporate                                          -              95,234
                                            ---------------      --------------
                                            $     1,343,622      $      629,224
                                            ===============      ==============
     Expenditure for segment assets:
       Telecommunications                   $         1,149      $       66,408
       Software                                       1,223               1,610
       Corporate                                          -               9,099
                                            ---------------      --------------
                                            $         2,372      $       77,117
                                            ===============      ==============


          The  following  geographic  area data for trade  revenues  is based on
          product  or  service  delivery  location  and  property,   plant,  and
          equipment is based on physical location.

                                                      November 30,
                                            -----------------------------------
                                                   2001               2000
                                            ---------------      --------------
     Revenues from external customers:
       United States                        $       342,037      $            -
       Switzerland                                  203,240             287,501
       Bulgaria                                     220,396             337,345
                                            ---------------      --------------
                                            $       765,673      $      624,846
                                            ===============      ==============
     Segment assets:
       Switzerland                          $        85,840      $      186,064
       Bulgaria                                     182,733             347,926
       United States                              1,075,049              95,234
                                            ---------------      --------------
                                            $     1,343,622      $      629,224
                                            ===============      ==============

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

GENERAL ACTIVITIES

Sector Management have carried out a thorough review of the Companies activities and have as a result of this decided to pursue a very distinct course of action to develop the business of the Company. Firstly it was decided to dispose of its controlling interest in Ideous as it brings no benefit to the Company at present and because of certain Swiss regulatory reasons it has recently been forced to file for protection from its creditors. Sector's management did not deem it to be in the best interests of its shareholders to attempt a recapitalization of Ideous but rather decided to dispose of its interest. The disposition was reported recently in an 8-K filing dated Jan 9, 2002. Secondly after completing the trials of the EnterVision software and product line the management of Sector determined that considerable funding would be necessary to develop the fullest possible capabilities of the product. It was therefore decided that a substantial majority stake in EnterVision, Inc., along with the EnterVision Assets should be disposed of on the best possible terms thus providing Sector with an opportunity to participate in the potential success of the products but without being exposed to the cost of funding the development. The disposition was reported recently in an 8-K filing dated Jan 9, 2002. Thirdly management is continuing to consider the possible disposal of its Bulgarian subsidiary Sector Bulgaria, plc. Fourthly and potentially most significantly Sector management decided during its review of the opportunities available to its job exposition subsidiary Global Tech Expo's that in this particular economic climate there lay substantial opportunities in the area of assisting certain affinity groups of individuals to find employment. Therefore management decided to expand the activities of the Company in this area generally and on the 4th of January, 2002, announced that it had entered into a letter of intent to acquire eModel, Inc., a Florida based Delaware corporation that specializes in the area of assisting existing and aspiring models to promote themselves. Emodel operates a number of offices throughout the United States and further details of this proposed transaction will be released by the Company in due course. In the meantime the activities of Global Tech Expos have been considerably curtailed until the climate for job expositions improves. The Company has also filed to change its name to Options Talent Group to better reflect its future direction of development.


RESULTS OF OPERATIONS (For the 3 months ended November 30, 2001 v. 2000)

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

Sector's telecommunications revenue for the three months ended on November 30, 2001 was $45,159, which represents a decrease of $62,974 or 58% from the $108,133 of revenue earned for the same quarter of 2000. Management believes the decrease in revenue was the result of a decrease in the number of hotels who have contracted for services from Sector and a decrease in overall occupancy of its hotel customers. Management estimates that revenue levels for the upcoming quarter will remain stable but suspects that steps presently being taken toward deregulation of the BTC and the BTC's present competitive strategies could cause some of Sector's existing clients to terminate their contracts. Management is unable to estimate if or when such terminations may occur and therefore provides no estimate of its financial impact.

Software Sales and Maintenance Revenue - Sector's software sales and maintenance revenue for the three months ended on November 30, 2001 was $78,211, which represents a decrease of $788 or 1% from the $78,999 of revenue earned for the same quarter of 2000 (all figures are net of payments to third party distributors). Management believes the continued low level of sales for the three months ending November 30, 2001, was attributable to a winding down of operations by HIS, which experienced a shortfall of capital funding and has now ceased operations altogether.

Expositions Revenue - Sector's exposition revenue for the three months ended November 30, 2001 was $19,476 with no revenues for the comparable quarter in 2000 because the business had not yet started. As discussed in GENERAL ACTIVITIES above there are unlikely to be any meaningful revenues in the next quarter.

Costs of Sales - The Cost of Sales (COS) of Sector for the three months ended November 30, 2001 was $42,038, which represents a decrease of $12,612 or 23% from $54,650 COS experienced for the same quarter of 2000. The majority of the decrease was attributable to (1) the decrease in costs associated with payments due to the BTC resulting from the lower revenues (2) a decrease in other variable expenses associated with the lower revenue levels and (3) to reduced depreciation charges of fixed assets. Management anticipates some reductions in the coming quarter which will be attributable to active management of Sector PLC's expenditures by the parent company's directors.

Gross Profit - Gross profit is calculated as revenues less the cost of revenues. Sector's gross profit for the three months ended November 30, 2001 was $100,808, which represents a decrease of $31,674 or 24% from the $132,482 of gross profit experienced for the same quarter of 2000. Management considers the decrease in accord with the reduction of telecommunications sales revenues.

Operating   Expenses  -  Operating   expenses  represent  the  sum  of  software
development costs and sales, general and administrative expenses. Total operating expenses of Sector for the three month period ending November 30, 2001 were $111,803, which represents a decrease of $1,141,970 or 91% from the $1,253,773 of operating expenses incurred for the same quarter of 2000. More than half of this decrease or $640,500 is attributable to a one off write-off of the monies funded to one of the target companies Sector intended to acquire in 2000. The remainder of the decrease is attributable to the non-recurring costs costs associated with startup of Sector's job exposition business, along with issuance of shares as director's compensation and compensation to the individuals who framed Sector's plans for entry into exposition markets. Management expects operating expenses to increase during the upcoming quarter; management cannot presently estimate the percentage or dollar increase expected, as much depends on the cost of implementation of its new strategy discussed in GENERAL ACTIVITIES above.

Software Development Costs - Software development costs consisted primarily of salaries, related benefits, consultants fees and other costs. Sector's software development costs for the three month period ending November 30, 2001 were $6,807, which represents an increase of $803 or 13% from $6,004 of software development costs incurred for the same quarter of 2000. Software development costs will completely disappear during the coming quarter as the business has ceased operations.

Sales, General and Administrative Costs (SG&A)- SG&A consists primarily of personnel costs, including salaries, benefits and bonuses and related costs for management, finance and accounting, legal and other professional services. SG&A Expenses for Sector for the period ending November 30, 2001 were $104,996, which represents a decrease of $1,142,773 or 92% from the $1,247,769 SG&A experienced for the same quarter of 2000. More than half of this decrease or $640,500 is attributable to a one off write-off of the monies funded to one of the target companies Sector intended to acquire in 2000. The remainder of the decrease is attributable to the non-recurring costs associated with startup of Sector's job exposition business, along with issuance of shares as director's compensation and compensation to the individuals who framed Sector's plans for entry into exposition markets. Management expects operating expenses to increase during the upcoming quarter; management cannot presently estimate the percentage or dollar increase expected, as much depends on the cost of implementation of its new strategy discussed in GENERAL ACTIVITIES above.

Interest Expense - Interest expense of $5,279 incurred for the three month period ending November 30, 2001 was the same as the interest expense of $5,279 incurred for the same three month period of 2000. Management expects that interest expense could increase in the future to the degree Sector borrows funds in order to finance any continuing operating cash flow deficits and implements any capital expenditure plans.


RESULTS OF OPERATIONS (For the 9 months ended November 30, 2001 v. 2000)

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

Sector's telecommunications revenue for the nine months ended on November 30, 2001 was $220,396, which represents a decrease of $116,949 or 35% decrease from the $337,345 of revenue earned for the same period of 2000. Management believes the decrease in revenue was the result of a decrease in the number of hotels who have contracted for services from Sector and a decrease in overall occupancy of its hotel customers. Management estimates that revenue levels for the upcoming nine month period will remain stable but suspects that steps presently being taken toward deregulation of the BTC and the BTC's present competitive strategies could cause some of Sector's existing clients to terminate their contracts. Management is unable to estimate if or when such terminations may occur and therefore provides no estimate of its financial impact.

Software Sales and Maintenance Revenue - Sector's software sales and maintenance revenue for the nine months ended November 30, 2001 was $203,240, which represents a decrease of $84,261 or 29% from the $287,501 of revenue earned for the same period of 2000. Management believes the decrease in sales for the three months ending November 30, 2001, was attributable to a winding down of operations by HIS, which experienced a shortfall of capital funding and has now ceased operations altogether.

Expositions Revenue - Sector's exposition revenue for the nine months ended November 30, 2001 was $157,067 with no revenues for the comparable quarter in 2000 because the business had not yet started. As discussed in GENERAL ACTIVITIES above there are unlikely to be any meaningful revenues in the next quarter.

Cost of Sales - The Cost of Sales (COS) of Sector for the nine months ended November 30, 2001 was $276,533, which represents an increase of $106,382 or 63% from the $170,151 COS experienced for the same period of 2000. All of the increase was attributable to the COS attributable to the job exposition business. Management anticipates some reductions in the coming nine months which will be attributable to active management of Sector PLC's expenditures by the parent company's directors and a winding down of its job exposition business. However much depends on the implementation of the new strategy being developed by management for the company.

Gross Profit - Gross profit is calculated as revenues less the cost of revenues. Sector's gross profit for the nine months ended November 30, 2001 was $489,140, which represents an increase of $34,445 or 7% from the $454,695 of gross profit experienced for the same period of 2000. The increase is considered natural as a result of the increases experienced in Revenues and Costs of Sales as described herein.

Operating   Expenses  -  Operating   expenses  represent  the  sum  of  software
development costs and sales, general and administrative expenses. Total operating expenses of Sector for the nine month period ending November 30, 2001 were $1,041,310, which represents a decrease of $711,396 or 40% from the $1,752,706 of operating expenses incurred for the same period of 2000. More than half of this decrease or $640,500 is attributable to a one off write-off of the monies funded to one of the target companies Sector intended to acquire in 2000. The remainder of the decrease is attributable to the non-recurring costs associated with startup of Sector's job exposition business, along with issuance of shares as director's compensation and compensation to the individuals who framed Sector's plans for entry into exposition markets. Management expects operating expenses to increase during the upcoming quarter; management cannot presently estimate the percentage or dollar increase expected, as much depends on the cost of implementation of its new strategy discussed in GENERAL ACTIVITIES above.

Software Development Costs - Software development costs consisted primarily of salaries, related benefits, consultants fees and other costs. Sector's software development costs for the nine months ending November 30, 2001 were $8,542, which represents a decrease of 50% or $8,624 from the $17,166 of costs experienced during the same period of 2000

Sales, General and Administrative Costs (SG&A)- SG&A consists primarily of personnel costs, including salaries, benefits and bonuses and related costs for management, finance and accounting, legal and other professional services. SG&A expenses for Sector for the nine month period ending November 30, 2001 were $1,032,768, which represents a decrease of $702,722 or 40% from the $1,735,540 SG&A experienced for the same quarter of 2000. More than half of this decrease or $640,500 is attributable to a one off write-off of the monies funded to one of the target companies Sector intended to acquire in 2000. The remainder of the decrease is attributable to the non-recurring costs costs associated with startup of Sector's job exposition business, along with issuance of shares as director's compensation and compensation to the individuals who framed Sector's plans for entry into exposition markets. Management expects SG&A costs to increase during the upcoming quarter; management cannot presently estimate the percentage or dollar increase expected, as much depends on the cost of implementation of its new strategy discussed in GENERAL ACTIVITIES above

Interest Expense - Interest expense of $15,837 incurred for the nine month period ending November 30, 2001 was the same as the interest expense of $15,837 incurred for the same period in 2000. Management expects that interest expense could increase in the future to the degree Sector borrows funds in order to finance any continuing operating cash flow deficits and implements any capital expenditure plans.


LIQUIDITY AND CAPITAL RESOURCES

During the 9 months ending November 30, 2001, the Company financed Sector's operations primarily through sales revenue generated from the Company's subsidiaries. The Company also received $230,000 in funding through debt instruments convertible to sale of shares of its common stock under Regulation
S. Although the Company has in the past and is currently experiencing negative cash flow from operations, it is only relatively minor in nature and the Company believes it will be able to meet its basic capital demands during the next quarter. The funding of any expanded and/or future operations will require further infusions of capital.

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

     As of November 30, 2001, the Company's Swiss subsidiary employed engineers and contractors located in Zurich who perform certain product development work. The Company's Bulgarian subsidiary operates autonomously from Sofia. These international operations subject Sector to a number of risks inherent in developing products and services outside of the United States, including the potential loss of developed technology, imposition of governmental controls, export license requirements, restrictions on the export of critical technology, political and economic instability, trade restrictions, difficulties in managing international operations and lower levels of intellectual property protection.


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

     Sector's future financial performance will depend in part on the Success of a new direction and strategy that is being implemented by management as well as its ability to expand the scope of its business activities globally. As a result of competition, technological change or other factors, Sector's business, operating results and financial condition could be materially and adversely affected.

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

                          PART II - OTHER INFORMATION

ITEM 1 - Changes In Securities

On October 24, 2001, certificates representing 150,000 shares of the Company's common stock, restricted under Rule 144 was issued for services. These shares have been valued at $6,000.

On November 7, 2001, certificates representing 10,952,381 shares of the Company's stock, restricted under Regulation "S" were issued to a total of three corporations in relation to the conversion of aggregate cash advances of $230,000.


ITEM 2 - Legal Proceedings

There were no material developments in the Company's prior reported legal proceedings during the quarter.


ITEM 5 - Other Information

On January 4, 2002, the Company announced the signing of a letter of intent to acquire or to merge with eModel.com, Inc. and its subsidiary Slasher Productions, Inc. (dba Castnet.com). The Company plans to acquire eModel.com, Inc. by means of either a share exchange between the existing shareholders of both companies or a business combination by way of a merger, and both companies are presently seeking advice from their professional advisors as to the most effective method to achieve their broad objective. After the completion of the proposed transaction it is expected that Sector will change its trading symbol and name to better reflect its new business direction and strategy. On January 9, 2002, the Company announced in an 8-K filing the disposition of all of its interest in Ideous and 90% of its interest in EnterVision, Inc. At the same time the company announced the resignation from its Board of Directors of Michael Zwebner, Jeremy Schuster and Roger Sorrero. The Company announced at the same time the appointment of mark Tolner to the Board of Directors of the Company and appointed him President. As a result of its disposition of 90% of Entervision, Inc., the Company also announced that Herbert Becker would not be taking up a seat on the Board of the Company.

On January 11, 2002, the Company filed with the Secretary of State for Nevada to change its name to Options Talent Group to better reflect the new direction that the Company is taking.

ITEM 6 - Exhibits and reports on Form 8-K

     (a) Exhibits

         None



     (b) Reports on Form 8-K

     January 9, 2002 (Item 5)
     -------------------------

     On January 9, 2002, the Company announced the disposition of all of its interest in Ideous and 90% of its interest in EnterVision, Inc. At the same time the company announced the resignation from its Board of Directors of Michael Zwebner, Jeremy Schuster and Roger Sorrero. The Company announced at the same time the appointment of mark Tolner to the Board of Directors of the Company and appointed him President. As a result of its disposition of 90% of Entervision, Inc., the Company also announced that Herbert Becker would not be taking up a seat on the Board of the Company.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SECTOR COMMUNICATIONS, INC.
                                            (Registrant)


Dated: January 18, 2002             By  /s/ Mohamed Hadid
                                        --------------------------
                                        Chairman & Director