Form 10QSB
period 2002-01-31
OPTIONS TALENT GROUP
filed 2002-04-02
CIK 741012

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

                                 CURRENT REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                                January 31, 2002
                                 ---------------
                                 Date of Report
                        (Date of Earliest Event Reported)


                              OPTIONS TALENT GROUP
                           ---------------------------
             (Exact Name of Registrant as Specified in its Charter)

NEVADA                              0-22382                           56-1051491
-------                             -------                           ----------
(State  or  other                 (Commission                      (IRS Employer
jurisdiction  of                  File  Number)              Identification No.)
incorporation)


               9000 SUNSET BLVD., PENTHOUSE, LOS ANGELES, CA 90069
                    (Address of principal executive offices)

                                 (310) 858-2653
                         (Registrant's telephone number)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X]  Yes  [  ]  No

As of March 18, 2002, there were 113,088,260 shares outstanding, par value $.01 per share, of the issuer's only class of common stock.

This  report  consists  of  twenty-five  (25)  pages.

                              OPTIONS TALENT GROUP
                     (Formerly Sector Communications, Inc.)

                                   FORM 10-QSB
                     For the Quarter Ended January 31, 2002

                                      INDEX

PART  I   FINANCIAL  INFORMATION                                    PAGE  NUMBER

Item  1.   Financial  Statements  (Unaudited)

               Consolidated  Condensed  Balance  Sheets  at
               July  31,  2001 and  January  31,  2002  (Unaudited). . . . . . 3

               Consolidated  Condensed  Statements  of
               Operations  for  the  three  months  ended
               January  31,  2001  and  2002,  (unaudited)  for  the
               period  from  inception  (August  22,  2000)  through
               January  31,  2001  (unaudited),  and  for  the  six  months ended  January  31,  2002  (unaudited). . . . . . . . . . . . . 4

              Consolidated  Condensed  Statements  of  Changes
              in Stockholders' Equity/(deficit) for the period from inception (August 22, 2000) though January 31, 2001 (unaudited), and for the six months ended
              January  31,  2002 . . . . . . . . . . . . . . . . . . . . . . . 5

              Consolidated  Condensed  Statements  of
              Cash  Flows  for  the  period  from  inception
              (August  22,  2000)  through  January  31,  2001  (unaudited), and  for  the  six  months  ended  January  31,  2002. . . . . . 6

              Notes  to  Consolidated  Financial  Statements . . . . . . . . . 7

   Item  2.   Management's  Discussion  and  Analysis  of  Financial
           Condition  and  Results  of  Operations. . . . . . . . . . . . . . 11

   Item  3.  Quantitative  and  Qualitative  Disclosures  about  Market  Risk.21


PART  II  OTHER  INFORMATION

   Item  1.     Legal  Proceedings. . . . . . . . . . . . . . . . . . . . . . 22

   Item  2.     Change  in  Securities  and  Use  of  Proceeds. . . . . . . . 22

   Item  3.     Defaults  upon  Senior  Securities. . . . . . . . . . . . . . 23

   Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders . 23

   Item  5.     Other  Information. . . . . . . . . . . . . . . . . . . . . . 23

   Item  6.     Exhibits  and  Reports  on  Form  8-K . . . . . . . . . . . . 23

Signature  Page . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 25

                                                   OPTIONS TALENT GROUP
                                          (FORMERLY SECTOR COMMUNICATIONS, INC.)

                                          CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                                     JULY 31,    JANUARY 31,
                                     ASSETS                                                           2001          2002
                                     ------                                                         ----------   ------------
                                                                                                                  (Unaudited)
Current assets:
    Cash and cash equivalents                                                                       $   34,368   $         --
    Accounts receivable, net                                                                           236,431        122,876
    Deferred charges                                                                                    78,673        275,000
    Note receivable                                                                                         --        250,000
    Prepaid and other                                                                                   33,771         58,454
                                                                                                    -----------  -------------
            Total current assets                                                                       383,243        706,330

Property and equipment, net                                                                             99,523        428,591
Franchise rights, net                                                                                       --        156,333
Deposits                                                                                                 5,892         52,253
Notes receivable - related parties                                                                     111,500        111,500
Due from related parties                                                                                    --        172,987
Other                                                                                                   15,000         60,168
                                                                                                    -----------  -------------
                    Total assets                                                                    $  615,158   $  1,688,162
                                                                                                    ===========  =============



                 LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
                ----------------------------------------------

Current liabilities:
    Bank overdraft                                                                                  $       --   $    240,862
    Accounts payable                                                                                   490,347      1,233,880
    Payroll taxes payable                                                                                   --        154,685
    Franchise rights payable                                                                                --         91,545
    Scouts payable                                                                                      64,131         75,892
    Deferred event revenue                                                                             336,019      1,174,980
    Deferred developer revenue                                                                              --        393,889
    Wages payable                                                                                      134,797        306,860
    Capital leases-current                                                                              32,824         81,065
    Payable to related parties                                                                         101,800             --
                                                                                                    -----------  -------------
            Total current liabilities                                                                1,159,918      3,753,658
                                                                                                    -----------  -------------

Capital leases - non-current                                                                                --        113,319
Commitments and contingencies                                                                               --             --
                                                                                                    -----------  -------------

Stockholders' equity/(deficit):
    Series C convertible preferred stock                                                                 1,061          5,000
    Common stock                                                                                         5,379        110,688
    Additional paid-in capital                                                                          60,791        798,018
    Deficit                                                                                           (611,991)    (3,092,521)
                                                                                                    -----------  -------------
            Total stockholders equity/(deficit)                                                       (544,760)    (2,178,815)
                                                                                                    -----------  -------------

                    Total liabilities and stockholders'
                    equity/(deficit)                                                                $  615,158   $  1,688,162
                                                                                                    ===========  =============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                                OPTIONS TALENT GROUP
                                      (FORMERLY SECTOR COMMUNICATIONS, INC.)

                                  CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                          FOR THE THREE       FOR THE THREE       FROM INCEPTION       FOR THE SIX
                                           MONTHS ENDED        MONTHS ENDED     (AUGUST 22, 2000)      MONTHS ENDED
                                         JANUARY 31, 2001    JANUARY 31, 2002        THROUGH         JANUARY 31, 2002
                                                                                 JANUARY 31, 2001
                                        ------------------  ------------------  ------------------  ------------------
                                            (Unaudited)         (Unaudited)         (Unaudited)         (Unaudited)
Revenue:
    Franchise revenue                   $         164,000   $         136,000   $         235,990   $         285,000
    Developer revenue                                  --               6,111                  --               6,111
    Model revenue                                 623,936           3,393,472           1,034,158           4,783,529
    Event revenue                                      --                  --                  --             509,223
    Scout revenue                                 132,286                  --             330,624                  --
                                        ------------------  ------------------  ------------------  ------------------
            Total revenue                         920,222           3,535,583           1,600,772           5,583,863
                                        ------------------  ------------------  ------------------  ------------------

Event costs                                            --                  --                  --             426,389
                                        ------------------  ------------------  ------------------  ------------------

Operating expenses:
    Franchise operations                          144,655           1,349,577             220,191           2,241,687
    Sales and marketing                           339,884           1,791,757             590,105           2,575,503
    Scouts                                        197,673             478,997             229,457             796,477
    Technical operations                          142,403             179,325             211,873             296,324
    General and administrative                    403,580           1,108,203             558,127           1,720,481
                                        ------------------  ------------------  ------------------  ------------------
            Total operating expenses            1,228,195           4,907,859           1,809,753           7,630,472
                                        ------------------  ------------------  ------------------  ------------------

Loss from operations                             (307,973)         (1,372,276)           (208,981)         (2,472,998)

Other income (expense):
    Interest  expense                              (1,012)             (7,539)             (1,518)            (10,320)
    Interest income                                 2,853               1,394               6,670               2,788
    Loss on investment                            (14,360)                 --             (45,586)                 --
                                        ------------------  ------------------  ------------------  ------------------

Loss before provision for income taxes           (320,492)         (1,378,421)           (249,415)         (2,480,530)
Provision for incomes taxes                            --                  --                  --                  --
                                        ------------------  ------------------  ------------------  ------------------

Net loss                                $        (320,492)  $      (1,378,421)  $        (249,415)  $      (2,480,530)
                                        ==================  ==================  ==================  ==================



Net loss                                $        (320,492)  $      (1,378,421)  $        (249,415)  $      (2,480,530)
Preferred stock dividends                         (15,909)            (20,682)            (27,929)           ( 39,578)
                                        ------------------  ------------------  ------------------  ------------------
Loss available for
   Common shareholders                  $        (336,401)  $      (1,399,103)  $        (277,344)  $      (2,520,108)
                                        ==================  ==================  ==================  ==================

Weighted average number of
common shares outstanding
    Basic and dilutive                          5,378,788           6,992,424           5,378,788           6,690,615
                                        ==================  ==================  ==================  ==================
Loss per common share
    Basic and dilutive                  $            (.06)  $            (.20)  $            (.05)  $            (.38)
                                        ==================  ==================  ==================  ==================


The  accompanying  notes  are  an  integral  part  of  these  consolidated  condensed  financial  statements.

                                          OPTIONS TALENT GROUP
                                 (FORMERLY SECTOR COMMUNICATIONS, INC.)

                              CONSOLIDATED CONDENSED STATEMENTS OF CHANGES
                                   IN STOCKHOLDERS' EQUITY/(DEFICIT)

                       FROM INCEPTION (AUGUST 22, 2000) THROUGH JANUARY 31, 2001
                            AND FOR THE SIX MONTHS ENDED JANUARY 31, 2002




                                          SERIES C
                                        CONVERTIBLE             ADDITIONAL                       TOTAL
                                         PREFERRED     COMMON     PAID-IN                    STOCKHOLDERS
                                           STOCK       STOCK      CAPITAL      DEFICIT     EQUITY/(DEFICIT)
                                        ------------  --------  -----------  ------------  -----------------

Stock issuance, inception               $      1,061  $  5,379  $    60,791  $        --   $         67,231
Net income from inception
   through October 31, 2001                       --        --           --       71,077           ( 71,077)
                                        ------------  --------  -----------  ------------  -----------------
Balance October 31, 2001                       1,061     5,379       60,791       71,077            138,308

Net loss for the three months
   ended January 31, 2001                         --        --           --     (320,492)          (320,492)
                                        ------------  --------  -----------  ------------  -----------------
Balance January 31, 2001                $      1,061  $  5,379  $    60,791  $  (249,415)  $       (182,184)
                                        ============  ========  ===========  ============  =================


Balance July 31, 2001                   $      1,061  $  5,379  $    60,791  $  (611,991)  $       (544,760)
Stock issuance, August 29, 2001                  212     1,076      198,712           --            200,000
Stock issuance, September 13, 2001               106       538       99,356           --            100,000
Net loss for the three months
   ended October 31, 2001                         --        --           --   (1,102,109)        (1,102,109)
                                        ------------  --------  -----------  ------------  -----------------
Balance October 31, 2001                       1,379     6,993      358,859   (1,714,100)        (1,346,869)

Exercise of warrants, January 31, 2002         2,121    10,758        7,121           --             20,000
Merger, January 31, 2002                       1,500    92,937      432,038           --            526,475
Net loss for the three months ended
    January 31, 2002                              --        --           --   (1,378,421)        (1,378,421)
                                        ------------  --------  -----------  ------------  -----------------
Balance January 31, 2002                $      5,000  $110,688  $   798,018  $(3,092,521)  $     (2,178,815)
                                        ============  ========  ===========  ============  =================



                                             OPTIONS TALENT GROUP
                                   (FORMERLY SECTOR COMMUNICATIONS, INC.)

                               CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS




                                                                                       FROM INCEPTION
                                                                                     (AUGUST 22, 2000)      FOR THE SIX
                                                                                          THROUGH           MONTHS ENDED
                                                                                      JANUARY 31, 2001    JANUARY 31, 2002
                                                                                     ------------------  ------------------
                                                                                         (Unaudited)         (Unaudited)
Cash flows from operating activities:
    Net loss                                                                         $        (249,415)  $      (2,480,530)

    Adjustments to reconcile net loss to net cash provided by operating activities:
            Depreciation and amortization                                                        7,890              54,759
            Decrease (increase) in:
                    Accounts receivable                                                         (4,330)            149,041
                    Deferred charges                                                                --            (196,327)
                    Other receivables                                                               --               9,640
                    Prepaid and other                                                               --              (6,224)
                    Other                                                                      (23,700)             15,000
                    Deposits                                                                        --             (46,361)
            Increase (decrease) in:
                    Accounts payable                                                           167,451             322,502
                    Payroll taxes payable                                                           --             154,685
                    Franchise rights payable                                                        --              91,545
                    Scouts payable                                                                  --              11,761
                    Wages payable                                                                   --             172,063
                    Deferred event revenue                                                      63,187             838,961
                    Deferred developer revenue                                                      --             393,889
                                                                                     ------------------  ------------------
Net cash provided (used in) by operating activities                                            (38,917)           (515,596)
                                                                                     ------------------  ------------------

Cash flows from investing activities:
    Franchise rights                                                                                --            (168,000)
    Property purchases                                                                         (26,930)            (94,526)
                                                                                     ------------------  ------------------
Net cash provided (used in) by investing activities                                            (26,930)           (262,526)
                                                                                     ------------------  ------------------

Cash flows provided by (used in) financing activities:
    Bank Overdraft                                                                                  --             240,862
    Advances to related parties                                                                     --            (254,787)
    Capital lease repayments                                                                        --             (47,663)
    Reverse merger                                                                                  --             505,342
    Issuance of common stock                                                                    67,231             300,000
                                                                                     ------------------  ------------------
Net cash provided by financing activities                                                       67,231             743,754
                                                                                     ------------------  ------------------

Net increase (decrease) in cash and cash equivalents                                             1,384             (34,368)
Cash and cash equivalents at beginning of period                                                    --              34,368
                                                                                     ------------------  ------------------
Cash and cash equivalents at end of period                                           $           1,384   $               0
                                                                                     ==================  ==================

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
    Interest                                                                         $              --   $          10,320
                                                                                     ==================  ==================
    Income Taxes                                                                     $              --   $              --
                                                                                     ==================  ==================

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL
ACTIVITIES:
    Property acquired under capital lease obligations                                $          48,787   $         209,223
                                                                                     ==================  ==================


The  accompanying  notes  are  an  integral  part  of  these  consolidated  condensed  financial  statements.

OPTIONS  TALENT,  INC.

NOTES  TO  CONSOLIDATED  CONDENSED  UNAUDITED  FINANCIAL  STATEMENTS


NOTE  1-SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
------------------------------------------------------

Interim  Financial  Information
-------------------------------

The consolidated condensed financial statements of Options Talent Group (formerly Sector Communications, Inc.), have been prepared by management in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and accruals considered necessary for fair presentation of financial information have been included and are of a normal recurring nature. Certain prior period balances have been reclassified to conform to the 2002 presentation. Quarterly results of operations are not necessarily indicative of annual results.

These statements should be read in conjunction with the audited financial statements and the notes thereto included in the Form 8-K dated January 31, 2002, filed with the Securities and Exchange Commission, which includes additional information pertinent to an understanding of these interim financial statements.

Organization  and  Business
---------------------------

Options Talent Group (formerly Sector Communications, Inc., hereafter "OTG") acts principally as a holding company, with the intent of acquiring and developing businesses to collectively generate a net profit for its shareholders. Presently, OTG owns one principal operating subsidiary: the newly acquired Options Talent, Inc., (formerly eModel, Inc., hereafter "OTI") a Delaware corporation, which places photographs and modeling data on a sophisticated modeling website on the internet for fashion and photographer models and actors. OTG also owns certain inactive corporations, which it is holding for future use. Sector PLC and the related Global Communications, Inc., are currently being disposed of.

Reporting  Entity  and  Basis  of  Presentation
-----------------------------------------------

On January 31, 2002 pursuant to the terms of an Agreement and Plan of Merger by and among OTG, Sector Communications Delaware, Inc. a Delaware corporation and wholly owned subsidiary of OTG (hereafter "Acquisition Sub"), and OTI, OTI was merged into the Acquisition Sub. Under the terms of the Merger Agreement OTI shareholders received 17,750,000 common stock shares and 3,500,000 Series C
Convertible Preferred Shares of OTG. Transaction costs of $88,980 were paid from the Registrant's cash resources after giving effect to $500,000 in additional capital contributions from OTG's shareholders, which was required by the Merger Agreement. In addition, in connection with the closing and prior to the exchange of securities to effect the Merger, 2,000,000 shares of OTI were issued in connection with the exercise of the warrants outstanding to certain Corporate Media Services employees for $20,000 (see also Note 6).

The acquisition has been accounted for as a reverse acquisition of OTG by OTI as OTI shareholders received approximately 55.5% of the fully diluted ownership of the combined company. The historical valuation of the net assets OTI acquired required no material adjustments. The historical financial statements presented prior to the Merger are those of OTI other than the recapitalization of the historical stockholders' equity of OTI retroactively restated for the equivalent number of shares received in the merger after giving effect to any difference in the par value of OTG's and OTI's stock with an offset to paid-in capital.
Retained  earnings  of  OTI  has  been  carried  forward  after the acquisition.

OPTIONS  TALENT,  INC.

NOTES  TO  CONSOLIDATED  CONDENSED  UNAUDITED  FINANCIAL  STATEMENTS - CONTINUED


NOTE  1-SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
-------------------------------------------------------------------

The net equity of the assets acquired pursuant to the Merger Agreement on January 31, 2002 is summarized as follows:


Cash                         $ 505,342
Accounts receivable, net        35,486
Prepaid and other               28,099
Property and equipment, net     68,411
Note receivable                250,000
Other assets                    60,168
Accounts payable              (421,031)
                             ----------
Equity in net
    Assets acquired          $ 526,475
                             ==========


Use  of  Estimates
------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash  Equivalents
-----------------

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Fair  Value  of  Financial  Instruments
---------------------------------------

Financial instruments, including cash, accounts receivable, notes receivable, other assets, accounts payable, capital leases payable and other liabilities are carried at amounts that approximate fair value due to the short term nature of those instruments.

NOTE  2-DEFERRED  CHARGES,  DEFERRED  EVENT  REVENUE,  EVENT  REVENUE
---------------------------------------------------------------------

In August 2001, the Company held a convention in Orlando, Florida, recognizing $509,223 of event revenue and incurring $426,389 of event cost. In addition, during the six months ended January 31, 2002 the Company began selling a cruise event aboard the Carnival Cruise ship - Fascination to be held April 26-29, 2002. As of January 31, 2002 cruise event revenue of $1,174,980 has been collected and deferred, and $275,000 of related event costs has been paid and included in deferred charges. The Company expects to recognize all of the deferred revenue and deferred charges during April in connection with the event. Actual event results will vary significantly from deferred balances, as significant costs have not yet been incurred.

NOTE  3-FRANCHISE  RIGHTS  AND  FRANCHISE  RIGHTS  PAYABLE
----------------------------------------------------------

On November 11, 2001 the Company agreed to repurchase fourteen franchises for $168,000 payable in minimum weekly installments equal to a percentage of model enrollment revenues received from three operating locations acquired, with the balance due in full on or before March 31, 2002. Franchise rights are being amortized on a straight line basis over three years beginning November 11, 2001. As of January 31, 2002 the balance of franchise rights payable was $91,545, and $11,667 of amortization has been recognized.

OPTIONS  TALENT,  INC.

NOTES  TO  CONSOLIDATED  CONDENSED  UNAUDITED  FINANCIAL  STATEMENTS - CONTINUED


NOTE  4-NOTE  RECEIVABLE
------------------------

The Note Receivable balance as of January 31, 2002 is a promissory note for $250,000 payable to the Company on demand from Silver Investment Trading, Ltd., which was issued in connection with the disposition of certain assets of OTG prior to the Merger. The note is due on demand and provides for interest to accrue at the rate of 8.5% per annum.

NOTE  5-NOTES  RECEIVABLE  -  RELATED  PARTIES
----------------------------------------------

The Company advanced $111,500 to Corporate Media Services. The Company's former chairman of the board and former chief executive officer also held similar positions in Corporate Media Services. Promissory notes for $28,000 including interest at 5% were renewed on December 31, 2001, and are now due on December 31, 2002. The remaining $83,500 continues to accrue interest at 5% and are due on January 3, 2003. These amounts are reflected as non-current assets in the accompanying unaudited balance sheet because management intends to review the cash requirements of the Company on the maturity dates and may extend respective due dates.

NOTE  6-DUE  FROM  RELATED  PARTIES
-----------------------------------

Principally as a result of an advance of $212,000 made on January 31, 2002 in connection with the merger, discussed in Note 1, as of January 31, 2002, OTI's former chairman of the board and former chief executive officer, who also held similar positions in Corporate Media Services, owed the Company approximately $98,200. In addition, as of January 31, 2002 Corporate Media Services and certain of its employees owed the Company approximately $74,787, which includes $20,000 due from the exercise of warrants for 2,000,000 shares of pre-merger OTI common stock exercised on January 31, 2002 in connection with the merger (see also Note 9).

NOTE  7-PAYROLL  TAXES  PAYABLE
-------------------------------

In October 2001 the Company began employing its labor force previously leased from a third party provider. As such, payroll taxes payable were previously administered external to the Company. As of January 31, 2002 the balance of payroll taxes payable by the Company, which includes estimated accruals, was $154,685.

NOTE  8-DEFERRED  DEVELOPER  REVENUE,  DEVELOPER  REVENUE
---------------------------------------------------------

On January 11, 2002 the Company sold exclusive developer rights for a period of six years covering certain Asian countries for $880,000 payable in installments through March 31, 2002. Under the terms of the Developer Rights Agreement the customer has the first right of refusal to license franchisees in the specified foreign countries as Options Talent, Inc. franchises. The Company would receive minimum initial franchise fees and future minimum royalties specified by country from any resulting franchisees, in return for maintaining the Company's web site, licensing arrangements and future training services.

Developer revenues are being recognized over the six year term ratably. As of January 31, 2002 $400,000 of developer revenue has been received, and $6,111 has been recognized.

NOTE  9-STOCKHOLDERS'  EQUITY  -  RESTATED
------------------------------------------

On August 29, 2001 the Company issued 200,000 common shares, par value $.01 for $200,000. On September 13, 2001 the Company issued 100,000 common shares, par value $.01 for $100,000. In addition, in connection with the Merger Agreement, as more fully discussed in Note 1, on January 31, 2002, 2,000,000 shares of OTI's common stock were issued upon exercise of the outstanding warrants with certain of Corporate Media Services employees for an aggregate purchase price of $20,000. Pursuant to the Merger Agreement, each pre-merger share of OTI common stock outstanding was exchanged for 5.378788 shares of OTG common stock par value $.001 per share and 1.060606 shares of OTG's Series C Convertible Preferred Stock par value $.001 per share ("Series C Stock"). Each share of OTG Series C Stock is convertible into 60 shares of OTG common stock, has a liquidation preference of $5 per share (i.e. an aggregate liquidation preference of $25,000,000 outstanding on January 31, 2002), accrues a

OPTIONS  TALENT,  INC.

NOTES  TO  CONSOLIDATED  CONDENSED  UNAUDITED  FINANCIAL  STATEMENTS - CONTINUED


NOTE  9-STOCKHOLDERS'  EQUITY  -  RESTATED (CONTINUED)
-----------------------------------------------------

cumulative dividend preference at the rate of 6% per annum, and votes on all matters together with outstanding common stock based on the equivalent number of 'if converted' common shares. The historical stockholders' equity of OTI has been retro-actively restated for the equivalent number of common and Series C preferred shares received in the merger, and after giving effect to the difference in the par value of OTG's and OTI's stock, recording the offset to paid-in capital.

NOTE  10-GOING  CONCERN
-----------------------

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of January 31, 2002, the Company had a bank overdraft of $240,862, a working capital deficit of $3,047,328 and an accumulated deficit of $3,092,521. Based upon the Company's plan of operation, Management estimates that existing resources, together with funds generated from operations and/or alternatively available as debt financing available from key shareholders at reasonable market rates of interest, will be sufficient to fund the Company's working capital requirements.

Item  2.         Management's  Discussion  and  Analysis
                 Financial  Condition  and  Results  of Operations


COMPANY  OVERVIEW

Options Talent Group (formerly Sector Communications, Inc., hereafter "OTG") (incorporated on March 19, 1990) acts principally as a holding company, with the intent of acquiring and developing businesses to collectively generate a net profit for its shareholders. Presently, OTG owns one principal operating subsidiary: the newly acquired Options Talent, Inc., (formerly eModel, Inc., hereafter "OTI") a Delaware corporation, which places photographs and modeling data on a sophisticated modeling website on the internet for fashion and photographer models and actors. OTG also owns certain inactive corporations, which it is holding for future use. Sector PLC and the related Global
Communications,  Inc.,  are  currently  being  disposed  of.

Options Talent, Inc. (formerly eModel, Inc.), a Florida corporation (hereafter "OTI"), was incorporated in Delaware on August 22, 2000 under the name eModel, Inc.com. OTI maintains a website as a portal for the entertainment industry. Through the world's largest talent scouting organization and an international franchise network, OTI enrolls clients into a sophisticated database for a fee, and provides them increased exposure to registered agencies and other industry professionals seeking cost effective access to various talent using the Internet. OTI also markets interactive events to its database of clients and prospective clients to showcase various talents to relevant industry professionals. OTI intends to market additional products, advertising and other services to this emerging networked database of enrolled talent, registered agencies, and other industry professionals.

On January 31 2002, pursuant to the terms of an Agreement and Plan of Merger by and among Sector Communications Delaware, Inc., a Delaware corporation and wholly owned subsidiary of OTG (hereafter "Acquisition Sub"), and OTI, OTI was merged into the Acquisition Sub (the "Merger"). Under the terms of the Merger OTI shareholders received approximately 55.5% of the fully diluted ownership of the combined company. As such, the Merger has been accounted for as a reverse acquisition of OTG by OTI, and operating results prior to January 31, 2002 are those of OTI.

OTI generates revenues from enrollment and maintenance fees paid by clients posting profile information on the Company's website (model revenue), through the sale of franchises to franchisees (franchise revenue), to developers through the sale of specific territorial marketing rights (developer revenue), through the sale of interactive events to clients seeking to showcase their talents before relevant industry professionals (event revenue), and until January 2001 through amounts paid by field talent scouts for the right to recruit clients (scout revenue). Model enrollment revenues are recognized upon sale, as substantially all of the services necessary to post client profile information on the website is completed as part of the sales process, and there exist no uncertainties surrounding collection as historically all such sales have been made for cash or as credit card charges. Initial and renewal franchise fees are fully recognized when received, as there are no significant commitments or obligations on the part of the Company to perform future services other than the initial territory designation and to maintain the website. Developer revenues cover license rights for specific periods of time with continuing training obligations to the developer and to any resulting future franchisees. Developer revenues are therefore recognized ratably over the contract period. Event revenues and associated event costs are recognized when the event occurs. Advance collections and costs are deferred accordingly, and estimated revenue and cost accruals may be required from time to time. Scout revenues were recognized upon the later of; completion of a brief training, delivery of supplies, and/or the collection of the fee, all of which typically occurred simultaneously.

Franchise operations expenses include the direct and indirect costs of personnel associated with franchise marketing, training and support, and operation of remote corporate offices. Sales and marketing cost include the direct and indirect costs of personnel associated with model enrollment and maintenance revenues, including assisting franchisees in the sales process where necessary. Scout expenses include amounts paid to independent contractors for enrollment referrals. Technical operations expenses include the direct and indirect costs of personnel responsible for the design, implementation and support of the Company's database and website. General and administrative expenses include direct and indirect costs of personnel engaged in corporate executive management, administration, finance, legal, and human resources, depreciation expense and corporate headquarters facility charges This Management's Discussion and Analysis of Financial Condition and Results of Operations presents a review of the financial condition of the Company at July 31, 2001 and January 31, 2002, and the results of operations for the three months ended January 31, 2001 and 2002, for the period from inception (August 22, 2000) through January 31, 2001, and for the six months ended January 31, 2002. This discussion and analysis is intended to assist in understanding the financial condition and results of operations of the company. Accordingly, this section should be read in conjunction with the consolidated financial statements and the related notes contained herein.

RESULTS  OF  OPERATIONS

The following table sets forth, for the three-month periods ended January 31, 2001 and 2002, for the period from inception (August 22, 2000) through January 31, 2001, and for the six months ended January 31, 2002, certain items in the Company's statements of operations as a percentage of total operating revenues:

                                       FOR THE THREE      FOR THE THRE       FROM  INCEPTION     FOR THE SIX
                                        MONTHS ENDED       MONTHS ENDED     (AUGUST 22, 2000)    MONTHS ENDED
                                      JANUARY 31, 2001   JANUARY 31, 2002        THROUGH       JANUARY 31, 2002
                                                                            JANUARY 31, 2001
                                      -----------------  -----------------  -----------------  -----------------
                                         (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)
Revenue:
    Franchise revenue                             17.8%               3.8%              14.7%               5.1%
    Developer revenue                               --                 .2%                --                 .1%
    Model revenue                                 67.8%              96.0%              64.6%              85.7%
    Event revenue                                   --                 --                 --                9.1%
    Scout revenue                                 14.4%                --               20.7%                --
                                      -----------------  -----------------  -----------------  -----------------
            Total revenue                        100.0%             100.0%             100.0%             100.0%
                                      -----------------  -----------------  -----------------  -----------------

Event costs                                         --                 --                 --                7.6%
                                      -----------------  -----------------  -----------------  -----------------

Operating expenses:
    Franchise operations                          15.7%              38.2%              13.8%              40.2%
    Sales and marketing                           36.9%              50.7%              36.7%              46.1%
    Scouts                                        21.5%              13.5%              14.3%              14.3%
    Technical operations                          15.5%               5.1%              13.2%               5.3%
    General and administrative                    43.9%              31.3%              36.7%              30.8%
                                      -----------------  -----------------  -----------------  -----------------
            Total operating expenses             133.5%             138.8%             114.7%             136.7%
                                      -----------------  -----------------  -----------------  -----------------

Loss from operations                            (33.5%)            (38.8%)            (13.1%)            (44.3%)

Other income (expense):                          (1.3%)              (.2%)             (2.5%)              (.1%)
                                      -----------------  -----------------  -----------------  -----------------

Net loss                                        (34.8%)            (39.0%)            (15.6%)            (44.4%)
                                      =================  =================  =================  =================


(THREE  MONTHS ENDED JANUARY 31, 2002 COMPARED TO THREE MONTHS ENDED JANUARY 31,
2001)

Franchise Revenues - Franchise Revenues for the three months ended January 31, 2002 ("Q2-02"), declined $28,000 to $136,000 from $164,000 for the three months ended January 31, 2001 ("Q2-01"). More significantly, franchise revenues for Q2-02 declined to 3.8% of total operating revenue for Q2-02 from 17.8% of total operating revenues for Q2-02. Strategically the Company began aggressively reacquiring domestic franchises during Q2-02 seeking to improve model revenue growth. In addition, the Company has phased out of marketing domestic franchises for the modeling and acting industries in favor of opening remote offices to achieve higher marginal model enrollment revenues (see also Model Revenue).

Developer Revenues - Developer Revenues of $400,000 were collected in Q2-02 as partial payment on a $880,000 contract for exclusive developer rights for a period of six years beginning January 11, 2002. Under the terms of the Developer Rights Agreement, the customer has the first right of refusal to license franchisees in certain Asian countries. The Company would receive minimum initial franchise fees and future minimum royalties specified by country from any resulting franchisees in return for maintaining the Company's website, certain licensing arrangements and future training services. These developer revenues are being recognized ratably over the six year term. The Company intends to continually create new market opportunities. The lack of comparable market history, and the unpredictable nature of these emerging market opportunities may cause significant fluctuations in quarterly operating revenues.

Model Revenue - During Q2-02 model revenues increased by $2,769,000 to $3,393,000 from the $624,000 of similar revenues reported for Q2-01. This represents more than a 400% increase. First, franchises continued to establish operations during Q2-02. The Company began Q2-02 with thirty-six (36) open franchise locations and ended with fifty-four (54) open franchise locations. This compares to beginning Q2-01 without any open franchises and ending with four (4) open franchises. As previously discussed, during Q2-02 the Company began aggressively reacquiring domestic franchises, in favor of opening remote corporate offices. As a result, seven new corporate offices were opened during Q2-02. Corporate owned offices typically generate $150-$300 more per enrollment than franchised enrollments, due to the concessions provided franchisees. In addition, during Q2-02 the Company hired a new Vice President of Sales and Marketing who among other achievements implemented a new corporate sales system on behalf of franchisees. Opting franchisees were able to employ the Company to assist in the sales process where the benefits of a centralized sales force, centralized training, motivation and management could be realized. As a result of the new corporate sales system, the Company received additional enrollment revenues under the modified franchise agreements of approximately $120 per applicable enrollment, and franchisees in general received a higher rate of close. The Company expects to continue to re-acquire domestic franchisees, and to expand the participation by franchisees in the new corporate sales system.

Scout Revenues - In January 2001, the Company eliminated charging field talent scouts for training, supplies and the right to recruit prospective talent. As a result, scout revenues declined to $0 for Q2-02 compared to $132,000 for Q2-01.

Franchise Operations - During Q2-02 franchise operations expenses increased $1,205,000 to $1,350,000 from $145,000 incurred during Q2-01. As previously discussed, open franchise locations went from zero (0) to four (4) during Q2-01, and from twenty-five (25) to fifty-four (54) during Q2-02. As such, franchise operating costs during Q2-01 consisted principally of limited employee costs, advertising costs and direct legal services to prepare the franchise offering circular and agreements. During Q2-02 the Company incurred over $568,000 in salaries, wages, payroll taxes and employee benefits, $188,000 in travel, meals and entertainment costs, telephone service costs of $29,000, legal and professional service charges of $35,000, franchise promotional costs of $55,000, printing costs of $106,000, mail delivery charges of $50,000, corporate remote office rents of $41,000 and other franchise support costs of $278,000. Franchise support costs consisted principally of initial office rents and other set up costs necessary to assist franchisees in successfully establishing their franchises, and is not expected to be re-occurring. However, as the Company acquires remote locations these operating costs are expected to increase.

Sales and Marketing Costs - Sales and marketing costs for Q2-02 increased by $1,452,000 to $1,792,000 from $340,000 incurred during Q2-01 and increased to 50.7% of operating revenues for Q2-02 compared to 36.9% for Q2-01. Employee compensation, including salaries, wages, commissions, payroll taxes and fringe benefits, increased by $1,013,000 to $1,253,000 for Q2-02 compared to $240,000 for Q2-01. Prior to Q2-02 the Company hired a new Vice President of Sales and Marketing and implemented a new corporate sales system. This required the expansion of the sales and marketing team to accommodate both the experienced revenue growth and targeted future growth as well. In addition, as part of an initial marketing plan, the Company incurred charges for celebrity endorsements during Q2-02 in the amount of $182,000. There were no such charges for Q2-01. Similarly, advertising costs increased by $38,000 to $74,000 for Q2-02 compared to $36,000 for Q2-01. Travel, meals and entertainment costs increased by $50,000 to $88,000 for Q2-02 compared to $38,000 for Q2-01, and sales consulting fees increased by $169,000 to $193,000 for Q2-02 from $24,000 in Q2-01. Management expects these costs to continue to increase as the Company continues to acquire new remote office locations, and to encourage more franchisees to contract with the corporate headquarters for more model enrollment sales services. However, these costs are expected to decline as a percentage of operating revenues as sales personnel become more experienced and corporate systems mature.

Scouts - Scout costs increased by $281,000 to $479,000 Q2-02 from $198,000 Q2-01, but declined to 13.5% of total operating revenues. The compensation plan for scouts is based on a sliding scale of enrollment referrals received bi-weekly. These costs will vary with the number of enrollments received. The recent enrollment revenue increases, generally from $495 per enrollment to $595 per enrollment, should result in a slight decrease in scout cost as a percentage of revenues. During January 2001, the Company initiated a new compensation plan to scouts who referred enrollment effectively reducing the cost per enrollment, but eliminating the scout revenue previously charged scouts for the right to refer enrollees.

Technical Operations - Technical operations costs increased by $37,000 to $179,000 for Q2-02 from $142,000 for Q2-01. During Q2-02 the Company subcontracted technical website support services and modestly expanded internal staffing. Management expects to significantly increase technical staffing as a result of the recent revenue growth and expansion plans. Additionally Management is implementing new internally developed systems to streamline the interfaces between franchisees, the new corporate sales system, and the Company's website.

General and Administrative - General and administrative costs for Q2-02 increased by $704,000 to $1,108,000 from $404,000 for Q2-01, but decreased as a percentage of total revenues from 43.9% to 31.3% comparing the same periods. Legal costs increased by $297,000 principally as a result of the Merger of January 31, 2002 as previously discussed, and a variety of general corporate matters principally associated with rapid growth. Office rents increased by $85,000 as the Company increased its lease space to accommodate growth. Similarly, telephone expenses increased by $94,000. Travel, meals and entertainment increased by $36,000 and depreciation expense increased by $25,000. Most of the remaining $167,000 of increase in general and administrative costs for Q2-02 compared to Q2-01 results from the increase in compensation and related costs associated with administrative staff increases.

(SIX MONTHS ENDED JANUARY 31, 2002 COMPARED TO THE PERIOD FROM INCEPTION (AUGUST 22, 2000) THROUGH JANUARY 31, 2001)

Franchise Revenues - Franchise revenues for the six months ended January 31, 2002 ("Y2-02"), increased by $49,000, but declined to 5.1% of total Y2-02 operating revenues compared to franchise revenues reported for the period from inception (August 22, 2000) through January 31, 2001 ("Y2-01"), of $236,000 or 14.7% of total Y2-01 operating revenues. The Company began aggressively reacquiring domestic franchises during Q2-02 seeking to improve model revenue growth. In addition, the Company has phased out of marketing domestic franchises for the modeling and acting industries in favor of opening remote offices to achieve higher marginal model enrollment revenues (see also Model Revenue).

Developer Revenues - Developer Revenues of $400,000 were collected in Q2-02 as partial payment on a $880,000 contract for exclusive developer rights for a period of six years beginning January 11, 2002. Under the terms of the Developer Rights Agreement, the customer has the first right of refusal to license franchisees in certain Asian countries. The Company would receive minimum initial franchise fees and future minimum royalties specified by country from any resulting franchisees in return for maintaining the Company's website, certain licensing arrangements and future training services. These developer revenues are being recognized ratably over the six year term. The Company intends to continually create new market opportunities. The lack of comparable market history, and the unpredictable nature of these emerging market opportunities may cause significant fluctuations in quarterly operating revenues.

Model Revenue - During Y2-02 model revenues increased by $3,750,000 to $4,784,000 from $1,034,000 reported for Y2-01. Similarly, model revenues for Y2-02 increased to 85.7% of total revenues from 64.6% for Y2-01. This represents more than a 360% increase in model revenues comparing Y2-02 with Y2-01. First, franchisees continued to establish operations during Y2-02. The Company began Y2-02 with twenty-five (25) open franchise locations and ended with fifty-four (54) open franchise locations. This compares to beginning in Y2-01 without any open franchises and ending Y2-01 with four (4) open franchises. Also, as previously discussed during Q2-02 the Company began aggressively reacquiring domestic franchises, in favor of opening remote corporate offices. As a result, seven new corporate offices were opened during Q2-02. Corporate owned offices typically generate $150-$300 more per enrollment than franchised enrollments, due to the concessions provided franchisees. In addition, during Q2-02 the Company hired a new Vice President of Sales and Marketing who among other achievements implemented a new corporate sales system on behalf of franchisees. Opting franchisees were able to employ the Company to assist in the sales process where the benefits of a centralized sales force, centralized training, motivation and management could be realized. As a result of the new corporate sales system, the Company received additional enrollment revenues under the modified franchise agreements of approximately $120 per applicable enrollment, and franchisees in general received a higher rate of close. The Company expects to continue to aggressively re-acquire domestic franchisees, and to expand the participation by franchisees in the new corporate sales system.

Event Revenue and Event Cost - In August 2001, the Company held a convention in Orlando, Florida, recognizing $509,223 of event revenue and incurring $426,389 of event cost. In addition, during the six months ended January 31, 2002 the Company began selling a cruise event aboard the Carnival Cruise ship - Fascination to be held April 26-29, 2002. As of January 31, 2002 cruise event revenue of $1,174,980 has been collected and deferred, and $275,000 of related event costs has been paid and included in deferred charges. The Company expects to recognize all of the deferred revenue and deferred charges during April in connection with the event. Actual event results will vary significantly from deferred balances, as significant costs have not yet been incurred.

Franchise Operations - During Y2-02 franchise operations expenses increased $2,022,000 to $2,242,000 from $220,000 incurred during Y2-01. As previously discussed, open franchise locations went from zero (0) to four (4) during Y2-01, and from twenty-five (25) to fifty-four (54) during Y2-02. As such, franchise operating costs during Y2-01 consisted principally of limited employee costs, advertising costs and direct legal services to prepare the franchise offering circular and agreements. During Y2-02 the Company incurred over $990,000 in salaries, wages, payroll taxes and employee benefits, $343,000 in travel, meals and entertainment costs, telephone service costs of $42,000, legal and professional service charges of $69,000, franchise promotional costs of $78,000, printing costs of $215,000, mail delivery charges of $86,000, corporate remote office rents of $41,000 and other franchise support costs of $378,000. Franchise support costs consisted principally of initial office rents and other set up costs necessary to assist franchisees in successfully establishing their franchises, and is not expected to be re-occurring. However, as the Company acquires remote locations these operating costs are expected to increase in the aggregate.

Sales and Marketing Costs - Sales and marketing costs for Y2-02 increased by $1,986,000 to $2,576,000 from $590,000 incurred during Y2-01, and increased to 46.1% of operating revenues for Y2-02 compared to 36.7% for Y2-01. Employee compensation, including salaries, wages, commissions, payroll taxes and fringe benefits, increased by $1,357,000 to $1,756,000 for Y2-02 compared to $399,000 for Y2-01. During Y2-02 the Company hired a new Vice President of Sales and Marketing and implemented a new corporate sales system. This required the expansion of the sales and marketing team to accommodate both the experienced revenue growth and targeted future growth as well. In addition, as part of an initial marketing plan, the Company incurred charges for celebrity endorsements during Y2-02 in the amount of $213,000. There were no such charges for Y2-01. Similarly, advertising costs increased by $55,000 to $105,000 for Y2-02 compared to $50,000 for Y2-01. Travel, meals and entertainment costs increased by $73,000 to $117,000 for Y2-02 compared to $44,000 for Y2-01, and sales consulting fees increased by $229,000 from $39,000 in Y2-01. Management expects these costs to continue to increase as the Company continues to acquire new remote office locations, and to encourage more franchisees to contract with the corporate headquarters for more model enrollment sales services. However, these costs are expected to decline as a percentage of operating revenues as sales personnel become more experienced and corporate systems mature.

Scouts - Scout costs increased by $567,000 to $796,000 Y2-02 from $229,000 Y2-01, but remained at 14.3% of total operating revenues. The compensation plan for scouts is based on a sliding scale of enrollment referrals received bi-weekly. These costs will vary with the number of enrollments received. The recent enrollment revenue increases, generally from $495 per enrollment to $595 per enrollment, should result in a slight decrease in scout cost as a percentage of revenues.

Technical Operations - Technical operations costs increased by $84,000 to $296,000 for Y2-02 from $212,000 for Y2-01. During Y2-02 the Company subcontracted technical website support services and modestly expanded internal staffing. Management expects to significantly increase technical staffing as a result of the recent revenue growth and expansion plans. Additionally Management is implementing new internally developed systems to streamline the interfaces between franchisees, the new corporate sales system, and the Company's website.

General and Administrative - General and administrative costs for Y2-02 increased by $1,162,000 to $1,720,000 from $558,000 for Y2-01, but decreased as a percentage of total revenues from 36.7% to 30.8% comparing the same periods. Legal costs increased by $354,000 principally as a result of the Merger of January 31, 2002 as previously discussed, and a variety of general corporate matters principally associated with rapid growth. Office rents increased by $162,000 as the Company increased its lease space to accommodate growth. Similarly, telephone expenses increased by $164,000. Travel, meals and entertainment increased by $107.000 and depreciation expense increased by $37,000. Most of the remaining $308,000 of increase in general and administrative costs for Y2-02 compared to Y2-01 results from the increase in compensation and related costs associated with administrative staff increases.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of January 31, 2002 the Company had a bank overdraft of $240,862, a working capital deficit of $3,047,328 and an accumulated deficit of $3,092,521. In addition, Management has adopted an aggressive plan to reacquire franchises with the intent of increasing model revenue growth. Management, with the pledged support of certain key shareholders, estimates that based upon the current plan of operations, existing resources, together with funds generated from operations, and as may further be required, from key shareholders' loans at reasonable market rates of interest, will be sufficient to fund the Company's working capital requirements.

Accounts receivable as of January 31, 2002 declined by $113,555 from the balance on July 31, 2002. The new sales system implemented during Q2-02, collects franchise owned model enrollment revenues more frequently and directly by the Company. This eliminates the need to bill franchises for the Company's model enrollment revenue. As a result, OTI's receivables decreased by $149,041. The remaining change represents the $35,486 in trade receivables acquired in the January 31, 2002 Merger.

Deferred charges as of January 31, 2002 increased by $196,327 from the balance on July 31, 2001 and deferred event revenue increased from $336,019 on July 31, 2001 to $1,174,980 on January 31, 2002. In August 2001, the Company held a convention in Orlando, Florida, recognizing $509,223 of event revenue and incurring $426,389 of event cost. In addition, during the six months ended January 31, 2002 the Company began selling a cruise event aboard the Carnival Cruise ship - Fascination to be held April 26-29, 2002. As of January 31, 2002 cruise event revenue of $1,174,980 has been collected and deferred, and $275,000 of related event costs has been paid and included in deferred charges. The Company expects to recognize all of the deferred revenue and deferred charges during April in connection with the event. Actual event results will vary significantly from deferred balances, as significant cruise event related costs had not been incurred as of January 31, 2002.

Property purchases of $303,749 were made during the six months ended January 31, 2002, in addition to the $68,411 value of property acquired in connection with the Merger on January 31, 2002. These purchases consisted of principally of chairs, desks and computer equipment required to equip additional personnel staffing corporate headquarters growth, as well as the seven newly opened remote offices. Similarly, deposits increased by $46,361 to accommodate leases on the new offices. The Company also committed $168,000 to the re-purchase of fourteen
(14) franchises acquiring three desirable operating facilities in Los Angeles, California, Orange County, California and New York City, New York. Management expects to continue to aggressively expand the sales force to provide additional support to franchisees opting for corporate assistance in the sales process, and to re-purchase key franchises as may become available. To fund these activities and to accelerate revenue growth, management is in the process of seeking alternative forms of debt and/or equity financing.

The Note Receivable balance as of January 31, 2002 is a promissory note for $250,000 payable to the Company on demand from Silver Investment Trading, Ltd., which was issued in connection with the disposition of Entervison, Inc. on January 8, 2002, by OTG. The note is due on demand and provides for interest to accrue at the rate of 8.5% per annum.

The Company previously advanced $111,500 under promissory notes to Corporate Media Services. The Company's former chairman of the board and former chief executive officer also held similar positions in Corporate Media Services. Promissory notes for $28,000 including interest at 5% were renewed on December 31, 2001, and are now due on December 31, 2002. The remaining $83,500 continue to accrue interest at 5% and are due on January 3, 2003.

Balances due from related parties on January 31, 2002 increased by $274,787 compared to balances due to related parties on July 31, 2001. This results principally from an advance of $212,000 made on January 31, 2002 in connection with the merger. As of January 31, 2002, OTI's former chairman of the board and former chief executive officer, who also held similar positions in Corporate Media Services, owed the Company approximately $98,200. In addition, as of January 31, 2002 Corporate Media Services and certain of its employees owed the Company approximately $74,787, which includes $20,000 due from the exercise of warrants for 2,000,000 shares of pre-merger OTI common stock exercised on January 31, 2002 in connection with the merger, accrued interest of $2,788 on the notes receivable from Corporate Media Services, and additional advances made during Y2-02.

Accounts payable balance as of January 31, 2002 increased by $743,533 to $1,233,880 compared to the balance of $490,347 on July 31, 2001 and wages payable similarly increased by $172,063 to a balance of $306,860 on January 31, 2002. A bank overdraft existed on January 31, 2002 of $240,862 as well. Management has aggressively managed its cash position seeking to leverage what has recently been consistent enrollment revenue growth. Collections have historically been fairly predictable within short forecast periods. Operating expense levels have increased significantly with the expansion of personnel, with the opening of seven new offices during the period, the anticipated transition to a public company, and in general the aggressive growth plans undertaken by Management. Additionally, $421,031 of accounts payable were acquired as a result of the merger on January 31, 2002.

Payroll taxes payable increased to $154,685 as of January 31, 2002 from no such balance on July 31, 2001. In October 2001, the Company began employing its labor force previously leased from a third party provider. As such, payroll taxes were previously administered external to the Company.

The franchise rights payable balance of $91,545 on January 31, 2002 results from financing terms agreed to on the repurchase of franchises. The former franchisee is accepting payments on the original $168,000 Company purchase price equal to a percentage of enrollment revenues actually collected by the Company with the balance due in full on March 31, 2002.

Deferred developer revenue of $393,889 was reported as of January 31, 2002. During Q2-02 $400,000 was collected on an $880,000 contract for exclusive developer rights which extends for a period of six years. Developer revenues are being recognized ratably over the six years beginning January 11, 2002 and the remaining $480,000 under the Developer Rights Agreement is due on or before March 31, 2002.

Capital lease obligations outstanding on January 31, 2002 increased by $161,560 to an aggregate balance of $194,384 compared to a balance of $32,824 on July 31, 2001. The Company financed $209,223 of property purchases made during the six months ended January 31, 2002 under capital lease installment obligations ranging from twelve (12) to thirty-six (36) months. Principal repayments made during Y2-02 were $47,663.

On August 29, 2001 the Company issued 200,000 common shares, par value $.01 for $200,000. On September 13, 2001 the Company issued 100,000 common shares, par value $.01 for $100,000. In addition, in connection with the Merger Agreement, on January 31, 2002 prior to the exchange of merger securities, 2,000,000 shares of OTI's common stock were issued upon exercise of the outstanding warrants with certain of Corporate Media Services employees for an aggregate purchase price of $20,000.

The Company's ability to meet its future working capital requirements and to fund future franchise repurchases and growth opportunities is ultimately dependent on the Company's ability to generate positive cash flow from operations. Management believes that based upon the current plan of operations, existing resources and the support of certain key shareholders, they will be able to fund the Company's working capital requirements. If additional funds are raised by the Company through the issuance of equity securities convertible into or exercisable for equity securities or an equity securities exchange, the percentage ownership of the then stockholders of the Company will be reduced. The Company may issue preferred stock with rights, preferences or privileges senior to those of the common stock. There can be no assurance that the Company will be successful in its efforts to obtain adequate capital or if any such additional capital is made available to the Company that it will be on terms and conditions that are not extremely dilutive to the present holders of the Common Stock.

Discontinuance of the listing of the Company's common stock on the NASDAQ Small Cap Market occurred previously; the Company's common stock presently trades through the Over the Counter Bulletin Board.

INFLATION  AND  CHANGING  PRICES

The Company believes that the general state of the economy and inflationary trends have only a limited effect on its business. Historically, inflation has not had a material effect on the Company's operations or its financial condition.

FORWARD  LOOKING  STATEMENTS

Management's Discussion and Analysis of Financial Condition and Results of Operations and this Form 10-QSB may include certain estimates, projections and other forward-looking statements. There can be no assurance as to future performance and actual results may differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements include: (i) the effects of vigorous competition in the markets in which Options Talent operates; (ii) the cost of entering new markets necessary to provide products and services; (iii) the impact of any unusual items resulting from ongoing evaluations of Options Talent's business strategies; (iv) unexpected results of litigation filed against Options Talent or its subsidiaries; and (v) the possibility of one or more of the markets in which Options Talent competes being affected by variations in political, economic or other factors such as monetary policy, legal and regulatory changes or other external factors over which Options Talent has no control; changes in the pricing policies of the Company or its competitors; (vii) increased competition;
(viii) technological changes in computer and telecommunications systems and environments; (ix) the Company's ability to timely develop, introduce and market new products and services; (x) the Company's quality control of products and services sold; (xi) personnel changes; (xii) general economic conditions; and
(xiii) such risks and uncertainties as are detailed form time to time in the Company's reports filed with the Securities and Exchange Commission.

RISKS  AND  UNCERTAINTIES

Management of Rapid Growth; Dependence on Key Personnel. The Company will be required to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and to expand, train and manage its employee work force. There can be no assurance that the Company will be able to effectively manage such growth. Its failure to do so would have a material adverse effect on its business, operating results and financial condition.
Competition for qualified sales, technical and other qualified personnel is intense and there can be no assurance that the Company will be able to attract, assimilate or retain additional highly qualified employees in the future. If the Company is unable to hire and retain such personnel, particularly those in key positions, its business, operating results and financial condition would be materially adversely affected. The Company's future success also depends in significant part upon the continued service of its key technical, sales and senior management personnel. The loss of the services of one or more of these key employees could have a material adverse effect on its business, operating results and financial condition. Additions of new and departures of existing personnel, particularly in key positions, can be disruptive and can result in departures of existing personnel, which could have a material adverse effect on the Company's business, operating results and financial condition.

The Company's future financial performance will depend in part on the Success of a new direction and strategy that is being implemented by management as well as its ability to expand the scope of its business activities globally. As a result of competition, technological change or other factors, the Company's business, operating results and financial condition could be materially and adversely affected.

Rapid Technological Change and Requirement for Frequent Product Transitions. The market for the Company's products and services are characterized by rapid technological developments, evolving industry standards and rapid changes in customer requirements. The introduction of products embodying new technologies, the emergence of new industry standards or changes in customer requirements could render the Company's existing products or services obsolete and unmarketable. As a result, the Company's future success will depend upon its ability to continue to enhance existing products and services, respond to changing customer requirements and develop and introduce, in a timely manner, new products and services that keep pace with technological developments and emerging industry standards. There can be no assurance that the Company's products or services will achieve market acceptance, or will adequately address the changing needs of the marketplace or that the Company will be successful in developing and marketing enhancements to its existing or new products or services on a timely basis. The Company has in the past experienced delays in the development of its services and there can be no assurance that the Company will not experience further delays in connection with its current service offerings or future service development activities. If the Company is unable to develop and introduce new products or services, or enhancements to existing products or services, in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially and adversely affected. Because the Company has limited resources, the Company must restrict its business development efforts to a relatively small number of products and services. There can be no assurance that these efforts will be successful or, even if successful, that any resulting products or services will achieve market acceptance.

Dependence on Proprietary Technology; Risks of Infringement. The Company's success depends in part upon its proprietary technology. The Company will rely on a combination of copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect its proprietary rights. The Company does not have any patents material to its business and has no patent applications filed. As part of its confidentiality procedures, the Company will generally enter into non-disclosure agreements with its employees, distributors and corporate partners, and license agreements with respect to its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently. Policing unauthorized use of the Company's products is difficult and although the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem.

The Company is not aware that any of its products infringes the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim such infringement by the Company with respect to current or future products. The Company expects that software product developers will increasingly be subject to such claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in the industry segment overlaps. Any such claims with or without merit, could result in costly litigation that could absorb significant management time, which could have a material adverse effect on the Company's business, operating results and financial condition. Such claims might require the Company to enter into royalty or license agreements. Such royalty or license agreements, if required, may not be available on terms acceptable to the Company or at all. If such agreements are entered into they could have a material adverse effect upon the Company's business, operating results and financial condition.

RECENT  ACCOUNTING  PRONOUNCEMENTS

In June 2001, the FASB issued Statement of Financial Accounting Standard No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 142 addresses the financial accounting and reporting for goodwill and other intangible assets that will no longer be amortized. The provisions of SFAS 142 must be adopted for fiscal years beginning after December 15, 2001, with early application permitted for companies with fiscal years beginning after March 15, 2001. The Company is currently assessing the impact of the implementation of SFAS 142 on its financial position and results of operations.

Item  3.  Quantitative  and  Qualitative  Disclosures  about  Market  Risk

The Company is exposed to interest rate changes primarily as a result of potential borrowings to finance the Company's short-term working capital needs and for general corporate purposes. The Company's interest rate risk management objective is to limit dependency on future borrowings and the impact of interest rate changes on earnings and cash flows, and to lower its overall borrowing costs.

The Company has no outstanding borrowings on January 31, 2002 that are interest rate sensitive.

PART  II.    OTHER  INFORMATION

 Item  1.  Legal  Proceedings

           Options Talent as Plaintiff in "eModel.com, Inc. v. Reilly, et al."
           ------------------------------------------------------------------

          By letter dated May 24, 2001, the Commonwealth of Massachusetts' Division of Occupational Safety (the "State Agency") informed eModel, Inc. ("eModel") that it was violating the Massachusetts Employment Agency Law by doing business as an "employment agency" without an Employment Agency license. The State Agency further asserted that eModel's practice of charging its clients a fee without having job prospects to offer them also violates the Employment Agency Law. Based on these assertions, the State Agency threatened prosecution if eModel continued operating without an Employment Agency license.

          On July 17,2001, eModel filed a complaint in the United States District Court for the District of Massachusetts naming the Massachusetts Attorney General and the Director of the Commonwealth's Department of Labor and Workforce Development as defendants. The complaint primarily seeks a declaratory judgment that eModel does not qualify as an "employment agency" within the meaning of the Massachusetts Employment Agency Law, and therefore is neither required to be licensed nor is otherwise governed by the law. The matter is currently pending, following a stay instituted subsequent to Options Talent Group's acquisition of eModel in January of this year. Upon completion of certain post-closing matters related to the acquisition, Options Talent intends to lift the stay and continue its action for declaratory relief.

          Options Talent as  Defendants
          -------------------------------

          The Company is from time to time, in its ordinary course of business, threatened with or named as a defendant in various legal actions. In the opinion of management, the outcome of any claims, threatened or pending, will not have a material adverse effect on the company's financial condition, results of operations or cash flows and to the knowledge of management, is currently named as a defendant in only one such lawsuit.

Item 2.   Changes  in  Securities  and  Use  of  Proceeds

          On January 31, 2002, pursuant to the terms of an Agreement and Plan of Merger ("Merger Agreement") by and among OTG, Acquisition Sub and OTI, 2,000,000 common shares of OTI's common stock were issued upon exercise of outstanding warrants with certain Corporate Media Services employees for an aggregate purchase price of $20,000. Pursuant to the Merger Agreement, each pre-merger share of OTI common stock outstanding was exchanged for 5.378788 shares of OTG common stock par value $.001 per share, and 1.060606 shares of newly created OTG's series C Convertible Preferred Stock par value $.001 per share ("Series C Stock"). Each share of OTG Series C Stock is convertible into 60 shares of OTG common stock, has a liquidation preference of $5 per share, accrues a cumulative dividend preference at the rate of 6% per annum, and votes on all matters together with outstanding common stock based on the equivalent number of 'if converted' common shares. A total of 3,300,000 outstanding OTI common stock was exchanged for 17,750,000 common shares and 3,500,000 Series C Convertible Preferred Shares in connection with the merger. Additionally, pursuant to the Merger Agreement OTG shareholders received 7,250,000 common shares and 1,500,000 Series C Convertible preferred shares.

          In January 2002, certificates representing 5,833,332 common shares of the Company's common stock restricted under Rule 144 were issued for aggregate cash advances of $350,000 received by the Company in December 2001.

          With respect to the issuances of securities referred to above, investors were furnished with information regarding the Registrant and the offering and issuance, and each had the opportunity to verify information supplied. Additionally, Registrant obtained a representation from each investor of such investor's intent to acquire the securities for the purpose of investment only, and not with a view toward the subsequent distribution thereof. The securities bear appropriate restrictive legends.

Item 3.   Defaults  Upon  Senior  Securities

          None.

Item 4.   Submission  of  Matters  to  Vote  of  Securities  Holders

          A special meeting of OTI shareholders was held on January 31, 2002. The only matter voted upon at the meeting was in regards to a proposal to approve and adopt the Agreement and Plan of Merger providing for the acquisition of OTI by OTG. With all shareholders present the proposal passed by a unanimous vote.

          A special meeting of OTG shareholders was held on January 31, 2002. The only matter voted upon at the meeting was in regards to a proposal to approve and adopt the Agreement and Plan of Merger providing for the acquisition of OTI by OTG. Terms of the Merger Agreement included the designation and issuance, as described therein, of Series C Convertible Preferred Stock, and specified a new Board of Directors for OTG. The proposed new Board of Directors of OTG was to consist of five members as follows: Mr. Mohamed Hadid, Mr. Mark Tolner, Mr. Ralph Bell, Ms. Rafiah Kashmiri, Mr. Paul Glover.

          The proposal set forth above passed by a vote of 45,117,927 to nil with nil votes abstaining.

Item 5.   Other  Information

          None.

Item 6.   Exhibits  and  Reports  on  Form  8-K

          (a)     Exhibits

               2.1 Agreement and Plan of Merger, dated January 14, 2002, by and among Options Talent Group (formerly Sector Communications, Inc.), Sector Communications Delaware, Inc. and Options Talent, Inc (formerly eModel, Inc.), incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on February 15, 2002.

          (b)     Reports  on  Form  8-K

                    On January 9, 2002, the Registrant field a Current Report on Form 8-K reporting the disposition of Ideous Technologies , AG and substantially all of Entervision, Inc., and accepting the resignations of Michael Zwebner, Jeremy Schuster and Roger Serrero from the Registrant's Board of Directors.

                    On February 15, 2002, the Registrant field a Current Report on Form 8-K reporting the January 31, 2002 merger with Options Talent, Inc.

                    On February 28, 2002 the Registrant filed amendment one on Form 8-KA reporting the Change in Control of the Registrant and the change in the Registrant's fiscal year end, as a result of the merger with Options Talent, Inc.

                    On March 25, 2002 the Registrant filed amendment two on Form 8-KA reporting the Change in Control of the Registrant, the acquisition of Options Talent, Inc., the financial statements of Options Talent, Inc. for the periods specified in Rule 3-05(b) of Regulation S-X and the pro-forma financial information required pursuant to Article II of Regulation S-X, and the change in the Registrant's fiscal year end, as a result of the merger with Options Talent, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                                       OPTIONS  TALENT  GROUP
                                                       ----------------------
                                                       (Registrant)




Date: April 2, 2002                                    /s/ Mark Tolner
                                                       ----------------------
                                                       Mark  Tolner
                                                       President  and
                                                       Chief  Operating  Officer