Form 10QSB
period 2002-04-30
OPTIONS TALENT GROUP
filed 2002-06-27
CIK 741012

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB


             [x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  for the Quarterly Period Ended April 30, 2002

                                       or

         [ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            for the transition period from ___________ to _________.


                         Commission File Number: 0-22382


                              OPTIONS TALENT GROUP
                           ---------------------------
             (Exact Name of Registrant as Specified in its Charter)

                  NEVADA                                 56-1051491
        ------------------------                      --------------
          (State or  other                               (IRS Employer
           jurisdiction of                             Identification No.)
            incorporation)


               9000 SUNSET BLVD., PENTHOUSE, LOS ANGELES, CA 90069
                    (Address of principal executive offices)

                                 (310) 858-2653
                         (Registrant's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of June 27th there were 113,791,593 shares outstanding, par value $.001 per share, of the issuer's only class of common stock.

Transitional Small Business Disclosure Format (check one):   Yes  [ ]   No [ X ]

This report consists of twenty-five pages.

                              OPTIONS TALENT GROUP
                     (Formerly Sector Communications, Inc.)

                                   FORM 10-QSB
                      For the Quarter Ended April 30, 2002

                                      INDEX

PART I   FINANCIAL INFORMATION                                       PAGE NUMBER

  Item 1.   Financial Statements (Unaudited)

             Consolidated Condensed Balance Sheets at July 31, 2001
              and April 30, 2002 ............................................3-4

             Consolidated Condensed Statements of Operations for the
             Three Months ended April 30, 2001 and 2002, for the
             period from Inception (August 22, 2000) Through
             April 30, 2001 and for the Nine Months ended April 30, 2002.....5-6

             Consolidated  Condensed  Statements  of Cash Flows for the
             period from Inception  (August 22, 2000) through April 30,
             2001, and for the Nine Months ended April 30, 2002............  7-8

             Notes to Unaudited Consolidated Condensed Financial
             Statements.................................................... 9-14

  Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations .........................   15

PART II  OTHER INFORMATION

       Item 1.   Legal Proceedings.........................................   23

       Item 2.   Changes in Securities and Use of Proceeds ................   23

       Item 3.   Defaults upon Senior Securities...........................   23

       Item 4.   Submission of Matters to a Vote of Securities Holders.....   23
..
       Item 5.   Other Information.........................................   24

       Item 6.   Exhibits and Reports on Form 8-K..........................   24

Signature Page.............................................................   25

PART I.     FINANCIAL INFORMATION
         ITEM 1. FINANCIAL STATEMENTS

                              OPTIONS TALENT GROUP
                     (FORMERLY SECTOR COMMUNICATIONS, INC.)
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                         JULY 31,        APRIL 30,
                                       ASSETS             2001             2002
                                       ------           -----------    ------------
                                                                        (Unaudited)
Current assets:
    Cash and cash equivalents                           $    34,368    $         --
    Accounts receivable, net                                236,431          27,818
    Deferred charges                                         78,673          93,540
    Note receivable                                              --         255,313
    Prepaid and other                                        33,771        121,318
                                                        -----------    ------------

            Total current assets                            383,243         497,989

Property and equipment, net                                  99,523         763,400
Franchise rights, net                                            --         200,541
Deposits                                                      5,892         124,987
Notes receivable - related parties                          111,500         132,656
Due from related parties                                         --         535,456
Other                                                        15,000             495
                                                        -----------    ------------

                  Total assets                          $   615,158    $  2,255,524
                                                        ===========    ============







The accompanying notes are an integral part of these consolidated condensed financial statements.

                              OPTIONS TALENT GROUP
                     (FORMERLY SECTOR COMMUNICATIONS, INC.)

                      CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)

                                                         JULY 31,        APRIL 30,
                                                           2001             2002
                                                        -----------    ------------
                                                                        (Unaudited)

                 LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current liabilities:
    Bank overdraft                                      $        --    $     41,329
    Accounts Payable and Accrued Expenses                   689,275       2,299,045

    Deferred revenue                                        336,019       1,032,634
    Capital leases-current                                   32,824          72,684
    Payable to related parties                              101,800             --
                                                        -----------    ------------
            Total current liabilities                     1,159,918       3,445,692

Capital leases - non-current                                     --          99,709
                                                        -----------    ------------

Stockholders' equity/(deficit):
    Series C convertible preferred stock                      1,061           5,000
    Common stock                                              5,379         113,791
    Additional paid-in capital                               60,791       1,064,415
    Deficit                                                (611,991)    (2,473,083)
                                                        -----------    ------------

            Total stockholders' equity/(deficit)           (544,760)     (1,289,877)
                                                        -----------    ------------

                  Total liabilities and stockholders'
                    equity/(deficit)                    $   615,158    $  2,255,524
                                                        ===========    ============


The accompanying notes are an integral part of these consolidated condensed financial statements.

                              OPTIONS TALENT GROUP
                     (FORMERLY SECTOR COMMUNICATIONS, INC.)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        FOR THE PERIODS ENDING APRIL 30.

                                                                                  FROM INCEPTION
                                       FOR THE THREE        FOR THE THREE        (AUGUST 22, 2000)     FOR THE NINE
                                       MONTHS ENDED          MONTHS ENDED            THROUGH           MONTHS ENDED
                                      APRIL 30, 2001        APRIL 30, 2002        APRIL 30, 2001      APRIL 30, 2002
                                      --------------        --------------       ----------------     --------------
Revenue:
    Franchise revenue                 $      380,990        $     (80,167)        $     616,980        $     204,833
    Developer revenue                             --            1,103,813                   --             1,109,924
    Model revenue                          1,008,948            6,329,133             2,043,106           11,112,512
    Event revenue                                 --            1,300,987                    --            1,810,359
    Scout revenue                             82,042                   --               412,576                   --
                                      --------------        -------------         -------------        -------------
        Total revenue                      1,471,980            8,653,766             3,072,662           14,237,628
                                      --------------        -------------         -------------        -------------

Event costs                                       --              850,416                    --            1,276,805
                                      --------------        -------------         -------------        -------------

Operating expenses:
    Franchise operations                     471,339            2,207,346               691,530            4,449,033
    Sales and marketing                      289,603            2,440,930               879,708            5,016,433
    Scouts                                   148,360              952,568               377,817            1,749,045
    General and administrative               577,183            1,817,357             1,347,183            3,834,162
                                      --------------        -------------         -------------        -------------
        Total operating expenses           1,486,485            7,418,201             3,296,238           15,048,673
                                      --------------        -------------         -------------        -------------

Income/(Loss) from operations                (14,505)             385,149              (223,576)          (2,087,850)

Other income (expense):
    Interest expense                          (2,019)              (8,793)               (3,537)             (19,114)
    Interest income                               18                9,089                 6,688               11,879
    Gain/(Loss) on disposal                       --              233,994               (45,586)             233,994
                                      --------------        -------------         -------------        -------------

Income/(Loss) before provision for
    Income taxes                             (16,506)             619,439              (266,011)          (1,861,091)
Provision for incomes taxes                       --                  --                     --                   --
                                      --------------        -------------         -------------        -------------

Net Income/(Loss)                     $      (16,506)       $     619,439         $    (266,011)       $  (1,861,091)
                                      ==============        =============         =============        =============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                              OPTIONS TALENT GROUP
                     (FORMERLY SECTOR COMMUNICATIONS, INC.)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Continued)
                                   (UNAUDITED)
                        FOR THE PERIODS ENDING APRIL 30.


                                                                                  FROM INCEPTION
                                       FOR THE THREE        FOR THE THREE        (AUGUST 22, 2000)     FOR THE NINE
                                       MONTHS ENDED          MONTHS ENDED            THROUGH           MONTHS ENDED
                                      APRIL 30, 2001        APRIL 30, 2002        APRIL 30, 2001      APRIL 30, 2002
                                      --------------        --------------       ----------------     --------------

Net Income/(Loss)                     $      (16,506)       $     619,439         $    (266,011)       $  (1,861,091)
Preferred stock dividends                          0                    0               (27,929)             (39,578)
                                      --------------        -------------         -------------        -------------
Income/(Loss) available for
   common shareholders                       (16,506)             619,439              (293,940)          (1,900,669)
                                      ==============        =============         =============        =============

Weighted average number of common
  shares outstanding:
    Basic                                  5,378,788          112,365,938            5,378,788            41,141,544
                                      ==============        =============         =============        =============
    Dilutive                               5,378,788          216,352,782            5,378,788            41,141,544
                                      ==============        =============         =============        =============

Income/(Loss) per common share:
    Basic                                      (.003)                .006               (.055)                 (.046)
                                      ==============        =============         =============        =============
    Dilutive                                   (.003)                .003               (.055)                 (.046)
                                      ==============        =============         =============        =============






The accompanying notes are an integral part of these consolidated condensed financial statements.

                              OPTIONS TALENT GROUP
                     (FORMERLY SECTOR COMMUNICATIONS, INC.)
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                        FROM INCEPTION
                                                       (AUGUST 22, 2000)      FOR THE NINE
                                                            THROUGH            MONTHS ENDED
                                                         APRIL 30, 2001       APRIL 30, 2002
                                                        ---------------       --------------
Cash flows from operating activities:
    Net loss                                            $      (266,011)      $   (1,861,091)
    Adjustments to reconcile net loss to net cash
       provided by  operating activities:
            Depreciation and amortization                        25,767              139,572
            Stock based compensation                                  0              224,000
            Decrease (increase) in:
                    Accounts receivable                        (176,483)             208,613
                    Deferred charges                                 --              (14,867)
                    Other receivables                                --                   --
                    Prepaid and other                           (15,000)             (87,547)
                    Other                                       (24,700)              14,505
                    Deposits                                     (4,802)            (119,095)
            Increase (decrease) in:
                    Accounts payable                            438,431            1,609,770
                    Deferred Revenue                                 --              696,615
                                                        ---------------       --------------
Net cash provided by (used in) operating activities             (22,798)             810,475
                                                        ---------------       --------------

Cash flows from investing activities:
    Franchise rights                                                 --             (226,208)
    Property purchases                                          (43,031)            (568,560)
                                                        ---------------       --------------
Net cash provided by (used in) investing activities             (43,031)            (794,768)
                                                        ---------------       --------------
Cash flows from financing activities:
    Bank Overdraft                                                   --               41,329
    Advances to related parties                                      --             (658,412)
    Note Receivable                                                  --             (255,313)
    Capital lease repayments                                         --              (69,654)
    Reverse merger                                                   --              505,342
    Issuance of common stock                                     67,231              386,633
                                                        ---------------       --------------
Net cash provided by (used in) financing activities              67,231              (50,075)
                                                        ---------------       --------------

Net increase (decrease) in cash and cash equivalents              1,402              (34,368)
Cash and cash equivalents at beginning of period                     --               34,368
                                                        ---------------       --------------
Cash and cash equivalents at end of period              $         1,402       $            0
                                                        ===============       ==============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                              OPTIONS TALENT GROUP
                     (FORMERLY SECTOR COMMUNICATIONS, INC.)
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (Continued)
                                   (UNAUDITED)

                                                        FROM INCEPTION
                                                       (AUGUST 22, 2000)      FOR THE NINE
                                                            THROUGH            MONTHS ENDED
                                                         APRIL 30, 2001       APRIL 30, 2002
                                                        ---------------       --------------
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
    Interest                                            $            --       $       19,113
                                                        ===============       ==============
    Income Taxes                                        $            --       $           --
                                                        ===============       ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL
ACTIVITIES:
    Property acquired under capital lease obligations   $        60,467       $      209,223
                                                        ===============       ==============


















The accompanying notes are an integral part of these consolidated condensed financial statements.

                           OPTIONS TALENT GROUP, INC.

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 1- PRINCIPLES OF INTERIM STATEMENTS

The consolidated condensed financial statements of Options Talent Group (formerly Sector Communications, Inc.), have been prepared by management in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-QSB and Regulation S-X. Accordingly, they do not include all the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and accruals considered necessary for fair presentation of financial information have been included and are of a normal recurring nature. Certain prior period balances have been reclassified to conform to the 2002 presentation. These statements should be read in conjunction with the audited financial statements and the notes thereto included in the multiple Form 8-K's filed with the Securities and Exchange Commission on February 15, 2002, March 25, 2002 and April 24, 2002 as well as the Form 10-QSB filed with the Securities and Exchange Commission on April 2, 2002, which include additional information pertinent to an understanding of these interim financial statements.

The results of operations for the three and nine month periods ended April 30, 2002 are not necessarily indicative of results to be expected for the entire year.

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.


NOTE 2-PREFERRED STOCK OUTSTANDING

As of April 30, 2002 there were 5 million shares of Preferred Stock outstanding, convertible into 300 million common shares. There were also options to purchase 32,023,659 shares of common stock outstanding at April 30, 2002. In accordance with Financial Accounting Standard No. 128, "Earnings Per Share," the Company has reported basic and diluted earnings per share. The diluted weighted average common shares outstanding included the assumed exercise of 300,000,000 shares of Preferred Stock and 32,023,659 options. Under the Treasury Method, 103,986,444 net shares are assumed to be issued, at an average exercise price of $0.077.


NOTE 3-INCOME TAX

No provision for income taxes has been recorded for the period ended April 30, 2002, as the period's net income has been offset by tax loss carry-forwards.

                           OPTIONS TALENT GROUP, INC.

NOTE 4- ORGANIZATION AND BUSINESS

Options Talent Group (formerly Sector Communications, Inc., hereafter "OTG") acts principally as a holding company, with the intent of acquiring and developing businesses to collectively generate a net profit for its shareholders. Presently, OTG owns one principal operating subsidiary: the newly acquired Options Talent, Inc., (formerly eModel, Inc., hereafter "OTI") a Delaware corporation, which places photographs and modeling data on a sophisticated modeling website accessible via the internet for fashion and photographer models and actors. OTG also owns certain inactive corporations, which it is holding for future use. Sector PLC and the related Global Communications, Inc. were disposed of on April 12, 2002 as referenced in Form 8-K filed on April 24, 2002.


NOTE 5- REPORTING ENTITY AND BASIS OF PRESENTATION

On January 31, 2002 pursuant to the terms of an Agreement and Plan of Merger by and among OTG, Sector Communications Delaware, Inc. a Delaware corporation and wholly owned subsidiary of OTG (hereafter "Acquisition Sub"), and OTI, the Acquisition Sub was merged into OTI. Under the terms of the Merger Agreement OTI shareholders and holders of outstanding common stock purchase warrants of OTI received an aggregate of 17,750,000 common stock shares and 3,500,000 Series C Convertible Preferred Shares of OTG. Transaction costs of $88,980 were paid from the Registrant's cash resources after giving effect to $500,000 in additional capital contributions from OTG's shareholders, which was required by the Merger Agreement.

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

                           OPTIONS TALENT GROUP, INC.

NOTE 5- REPORTING ENTITY AND BASIS OF PRESENTATION - Continued

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


NOTE 6- USE OF ESTIMATES

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


NOTE 7-DEFERRED CHARGES, DEFERRED EVENT REVENUE, EVENT REVENUE

The Company recognized revenue, in August 2001, from a Model convention and in April 2002 for a Model Cruise. In March 2002, the Company began sales for events to be held in October 2002. Through April 30, 2002, revenue for these events of $1,032,634 has been collected and deferred. $93,540 of related event costs has been paid and included in deferred charges. The Company expects to recognize all of the deferred revenue and deferred charges during fiscal 2003. Actual event results will vary significantly from deferred balances, as significant costs have not yet been incurred.

                           OPTIONS TALENT GROUP, INC.

NOTE 8-FRANCHISE RIGHTS AND FRANCHISE RIGHTS PAYABLE

On November 11, 2001 the Company repurchased fourteen franchises for $168,000. On March 25, 2002, the Company repurchased the Milwaukee franchise for $91,000, including fixed assets. During February and March 2002, the Company repurchased Atlanta NE, San Antonio, Indianapolis, Miami, Jacksonville, and Tampa franchises for $159,000. As of April 30, 2002, the Company has recorded franchise rights payable of $125,400 on its balance sheet. The Company has expensed $217,459 in connection with the repurchase of franchises.


NOTE 9-DEFERRED DEVELOPER REVENUE, DEVELOPER REVENUE

On January 11, 2002 the Company sold exclusive developer rights for a period of six years for certain Asian countries for $880,000. Under the terms of the Developer Rights Agreement the customer has the first right of refusal to license franchisees in the specified foreign countries as Options Talent, Inc. franchises. The Company receives minimum initial franchise fees and future minimum royalties specified by country from any resulting franchisees, in return for maintaining the Company's web site, licensing arrangements and future training services to be used by the franchisee. In February 2002, the Company sold exclusive developer rights for the United Kingdom for $150,000 and in April 2002, sold exclusive developer rights to Canada for $200,000.


NOTE 10- PROPERTY, PLANT, EQUIPMENT AND CAPITAL LEASES

Increase in Property, Plant, Equipment, and Capital Leases is attributable to the growth of the corporate facility and to meet the needs of additional personnel, i.e. computer equipment, office furniture, etc. This also includes property owned at various remote offices.


NOTE 11-PRODUCT DEVELOPMENT COSTS

Product development costs include expenses incurred by the Company to maintain, monitor and manage the Company's website. The Company recognizes website development costs in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development. Costs incurred in the development phase are capitalized and recognized over the product's estimated useful life if the product is expected to have a useful life beyond one year. Costs associated with repair or maintenance of the existing site or the development of website content are included in product development expense in the accompanying consolidated statement of income. As of April 30, 2002, the Company had capitalized $202,486 in development costs.

                           OPTIONS TALENT GROUP, INC.

NOTE 12-NOTE RECEIVABLE

The Note Receivable balance as of April 30, 2002 is a promissory note for $250,000 payable to the Company by Silver Investment Trading, Ltd., which was issued in connection with the disposition of certain assets of OTG prior to the Merger, plus $5,313 interest accrued. The note is due on demand and provides for interest to accrue at the rate of 8.5% per annum.


NOTE 13-NOTES RECEIVABLE AND DUE FROM - RELATED PARTIES

Principally as a result of an advance of $212,000 made on January 31, 2002 in connection with the merger, as discussed in Note 5, plus an advance of $199,000 during the three months ended April 30, 2002, OTI's former chairman of the board and former chief executive officer, who also held similar positions in Corporate Media Services, owed the Company $292,224. In addition, as of April 30, 2002, Corporate Media Services and certain of its employees owed the Company approximately $113,869, which includes $20,000 due from the exercise, upon effectiveness of the merger, of warrants assumed by OTG in connection with the merger (see also Note 14), plus interest accrued. Corporate Media Services provides certain consulting services to OTI on an ongoing basis.

NOTE 14 - STOCKHOLDER'S EQUITY

On August 29, 2001 the Company issued 200,000 common shares, par value $.001 for $200,000. On September 13, 2001 the Company issued 100,000 common shares, par value $.001 for $100,000. Pursuant to the Merger Agreement, each pre-merger share of OTI common stock outstanding was exchanged for 5.37879 shares of OTG common stock par value $.001 per share and 1.060606 shares of OTG's Series C Convertible Preferred Stock par value $.001 per share ("Series C Stock"). In addition, OTI common stock purchase warrants outstanding immediately prior to the merger were assumed by OTG upon effectiveness of the merger, and the warrants were converted into the right to purchase shares of OTG common stock and Series C Stock at the exchange ratios described in the preceding sentence. The warrants were immediately exercised upon effectiveness of the merger for an aggregate purchase price of $20,000. Each share of OTG Series C Stock is convertible into 60 shares of OTG common stock, has a liquidation preference of $5 per share (i.e. an aggregate liquidation preference of $25,000,000 outstanding on January 31, 2002), accrues a cumulative dividend preference at the rate of 6% per annum, and votes on all matters together with outstanding common stock based on the equivalent number of 'if converted' common shares. The historical stockholders' equity of OTI has been retro-actively restated for the equivalent number of common and Series C preferred shares received in the merger, and after giving effect to the difference in the par value of OTG's and OTI's stock, recording the offset to paid-in capital. All holders of Series C Convertible Preferred Stock have agreed to waive their dividend payment for the three months ended April 30, 2002.

                           OPTIONS TALENT GROUP, INC.

NOTE 15-GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of April 30, 2002, the Company had a bank overdraft of $41,329, a working capital deficit of $2,947,703 and an accumulated deficit of $2,473,083. Based upon the Company's plan of operation, management estimates that existing resources, together with funds generated from operations and/or alternatively available as debt financing available from key shareholders at reasonable market rates of interest, will be sufficient to fund the Company's working capital requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Unaudited Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this document.

FORWARD LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and Results of Operations and this Form 10-QSB may include certain estimates, projections and other forward-looking statements. There can be no assurance as to future performance and actual results may differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements include: (i) the effects of vigorous competition in the markets in which Options Talent operates; (ii) the cost of entering new markets necessary to provide products and services; (iii) the impact of additional costs due to adjustments from ongoing evaluations of Options Talent's business strategies; (iv) unexpected results of litigation filed against Options Talent or its subsidiaries; (v) the possibility of one or more of the markets in which Options Talent competes being affected by variations in political, economic or other factors such as monetary policy, legal and regulatory changes or other external factors over which Options Talent has no control; (vi) changes in the pricing policies of the Company or its competitors; (vii) increased competition; (viii) technological changes in computer and telecommunications systems and environments; (ix) the Company's ability to timely develop, introduce and market new products and services; (x) the Company's quality control of products and services sold; (xi) personnel changes; (xii) general economic conditions; and
(xiii) such risks and uncertainties as are detailed form time to time in the Company's reports filed with the Securities and Exchange Commission.

OUTLOOK

The Company intends to increase sales growth by continuing to grow its core products, expand offerings to current customers and launch at least one new product. Of course, there can be no assurances that such sales growth will be achieved.

COMPANY OVERVIEW

Options Talent Group (formerly Sector Communications, Inc., hereafter "OTG") (incorporated on March 19, 1990) acts principally as a holding company, with the intent of acquiring and developing businesses to collectively generate a net profit for its shareholders. Presently, OTG owns the recently acquired Options Talent, Inc., (formerly eModel, Inc., hereafter "OTI") a Delaware corporation, which places photographs and modeling data on a sophisticated modeling website on the internet for fashion and photographer models and actors. OTG also owns certain inactive corporations, which it is holding for future use. Sector PLC and the related Global Communications, Inc., were disposed of on April 12, 2002, as referenced in Form 8-K, filed on April 24, 2002. The disposals resulted in a one-time gain of $233,994.

Options Talent, Inc. (formerly eModel, Inc., hereafter "OTI"), was incorporated in Delaware on August 22, 2000 under the name eModel, Inc.com. OTI maintains a website as a portal for the entertainment industry. Through a significant scouting organization and an international franchise network, OTI enrolls clients into a sophisticated database for a fee, and provides them increased exposure to registered agencies and other industry professionals seeking cost effective access to various talent using the Internet. OTI also markets interactive events to its database of clients and prospective clients to showcase various talents to relevant industry professionals. OTI intends to market additional products, advertising and other services to this emerging networked database of enrolled talent, registered agencies, and other industry professionals.

On January 31 2002, pursuant to the terms of an Agreement and Plan of Merger by and among OTG, Sector Communications Delaware, Inc., a Delaware corporation and wholly owned subsidiary of OTG (hereafter "Acquisition Sub"), and OTI, the Acquisition Sub was merged into OTI (the "Merger"). Under the terms of the Merger OTI shareholders received approximately 55.5% of the fully diluted ownership of the combined company. As such, the Merger has been accounted for as a reverse acquisition of OTG by OTI, and operating results prior to January 31, 2002 are those of OTI.

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

Franchise operations expenses include the direct and indirect costs of personnel associated with franchise marketing, training and support, and operation of remote corporate offices. Sales and marketing cost include the direct and indirect costs of personnel associated with model enrollment and maintenance revenues, including assisting franchisees in the sales process where necessary. Scout expenses include amounts paid to independent contractors for enrollment referrals. Technical operations expenses include the direct and indirect costs of personnel responsible for the design, implementation and support of the Company's database and website. General and administrative expenses include direct and indirect costs of personnel engaged in corporate executive management, administration, finance, legal, and human resources, depreciation expense and corporate headquarters facility charges. This Management's

Discussion and Analysis of Financial Condition and Results of Operations presents a review of the financial condition of the Company at July 31, 2001 and April 30, 2002, and the results of operations for the three months ended April 30, 2001 and 2002, for the period from inception (August 22, 2000) through April 30, 2001, and for the nine months ended April 30, 2002. This discussion and analysis is intended to assist in understanding the financial condition and results of operations of the company. Accordingly, this section should be read in conjunction with the unaudited consolidated condensed financial statements and the related notes contained herein.


RESULTS OF OPERATIONS

The following table sets forth, for the three-month periods ended April 30, 2001 and 2002, for the period from inception (August 22, 2000) through April 30, 2001, and for the nine months ended April 30, 2002, certain items in the Company's statements of operations as a percentage of total operating revenues:

                                                                    FROM INCEPTION
                                FOR THE THREE     FOR THE THREE    (AUGUST 22, 2000)   FOR THE NINE
                                 MONTHS ENDED      MONTHS ENDED         THROUGH        MONTHS ENDED
                                APRIL 30, 2001    APRIL 30, 2002    APRIL 30, 2001    APRIL 30, 2002
                                --------------    --------------    ---------------   --------------
                                 (Unaudited)       (Unaudited)        (Unaudited)      (Unaudited)
Revenue:
    Franchise revenue                  25.9%             (.9)%             20.1%              1.5%
    Developer revenue                     --             12.8%                --              6.5%
    Model revenue                      68.5%             73.1%             66.5%             79.1%
    Event revenue                         --             15.0%                --             12.9%
    Scout revenue                       5.6%                --             13.4%                --
                                --------------    --------------    ---------------   --------------
      Total revenue                   100.0%            100.0%            100.0%            100.0%
                                --------------    --------------    ---------------   --------------

Event costs                               --              9.8%                --              9.0%
                                --------------    --------------    ---------------   --------------

Operating expenses:
    Franchise operations               32.0%             25.5%             22.5%             31.2%
    Sales and marketing                19.7%             28.2%             28.6%             35.2%
    Scouts                             10.1%             11.0%             12.3%             12.3%
    General and administrative         39.2%             21.0%             43.9%             27.0%
                                --------------    --------------    ---------------   --------------
      Total operating expenses        101.0%             85.7%            107.3%            105.7%
                                --------------    --------------    ---------------   --------------

Gain/(Loss) from operations           (1.0%)              4.5%            (7.3%)            (14.7%)

Other income (expense):               (0.1%)              2.7%            (1.4%)              1.6%
                                --------------    --------------    ---------------   --------------

Net Gain /(Loss)                      (1.1%)              7.2%            (8.7%)            (13.1%)
                                ==============    ==============    ===============   ==============

FOR THE THREE MONTHS ENDED APRIL 30, 2002 COMPARED TO THE THREE MONTHS ENDED APRIL 30, 2001:

Total revenues increased by $7,181,786 to $8,653,766 for the three months ended April 30, 2002, from $1,471,980 in the comparable year-ago period, representing an increase of 488%. Model revenues increased by $5,320,185, or 527%, to $6,329,133 for the three months ended April 30, 2002 from $1,008,948 in the year ago period, reflecting the opening and seasoning of a significant number of physical locations and implementation of a corporate sales system during fiscal 2002. This system, which centralized the "closing" of sales in our Orlando headquarters, has been adopted by the majority of our franchises and is used by all of our corporate owned locations. There were 57 open offices on April 30, 2002, compared to 24 on April 30, 2001. Event revenue of $1,300,987 for the three months ended April 30, 2002 was recognized after a scheduled "Models Cruise," marketed primarily to existing customers, was completed. There was no comparable event in the year-ago period. Developer revenue of $1,103,813 was recognized during the three months ended April 30, 2002, primarily reflecting the fulfillment of obligations to international territory developers under the terms of the contract. There was no comparable activity in the year-ago period. Franchise revenue was a negative $80,167 for the three months ended April 30, 2002, compared to $380,990 in the prior period, reflecting the cessation of the sale of franchises and the repurchase of franchises by the Company so that it could operate them as owned offices.

Event and operating expenses increased by $6,782,132 to $8,268,617 for the three months ended April 30, 2002, from $1,486,485 in the comparable year-ago period, representing an increase of 456%. Franchise operations increased by 368%, to $2,207,346 for the three months ended April 30, 2002 from $471,339 in the year-ago period, primarily reflecting higher personnel and infrastructure costs due to the growth in the number of physical locations in operation during the current period. General and Administrative costs increased by 215%, to $1,817,357 for the three months ended April 30, 2002, from $577,183 in the year-ago period, primarily reflecting higher personnel, telephone, rent, travel and entertainment and consulting charges as compared to the year-ago period. The Company employed 413 people on April 30, 2002, compared to 73 on April 30, 2001. Sales and marketing expenses increased by 742%, to $2,440,930 for the three month period ended April 30, 2002, from $289,603 in the year-ago period, primarily reflecting the growth in salespeople, sales management and their related expenses. Scout expenses increased by 542% to $952,568 for the three months ended April 30, 2002 from $148,360 in the year-ago period, primarily reflecting commission payments, which grew as physical locations opened.

The company sold two of its subsidiaries, Sector Bulgaria, PLC, and Global Communications, Inc.; resulting in a one-time gain of $233,994. The transaction closed during the third quarter of fiscal 2002.

Net interest income was $296 for the three months ended April 30, 2002 compared with interest expense of $2,001 in the year-ago period.

Net income increased by $635,945 to $619,439 for the three months ended April 30, 2002, compared to a net loss of $16,506 in the year-ago period. The holders of Series "C" Preferred Stock have agreed to waive their dividend for the three months ended April 30, 2002.

FOR THE NINE MONTHS ENDED APRIL 30, 2002 COMPARED TO THE PERIOD FROM INCEPTION (AUGUST 22, 2000) THROUGH APRIL 30, 2001:

Total revenues increased by $11,164,966 to $14,237,628 for the nine months ended April 30, 2002, from $3,072,662 in the comparable year-ago period, representing an increase of 363%. Model revenues increased by $9,069,406, or 443%, to $11,112,512 for the nine months ended April 30, 2002 from $2,043,106 in the year ago period, reflecting the opening and seasoning of a significant number of physical locations and implementation of a corporate sales system during fiscal 2002. This system, which centralized the "closing" of sales in our Orlando headquarters, has been adopted by the majority of our franchises and is used by all of our corporate owned locations. There were 57 open offices on April 30, 2002, compared to 24 on April 30, 2001. Event revenue of $1,810,359 for the nine months ended April 30, 2002 was recognized after the completion of "Model Convention" and "Model Cruise" events. There were no comparable events in the year-ago period. Developer revenue of $1,109,924 was recognized during the nine months ended April 30, 2002, primarily reflecting the fulfillment of obligations to international territory developers under the terms of the contract. There was no comparable activity in the year-ago period. Franchise revenue decreased by $412,147 to $204,833 for the nine months ended April 30, 2002, compared to $616,980 in the prior period, reflecting the cessation of the sale of franchises and the repurchase of franchises by the Company so that it could operate them as owned offices.

Event and operating expenses increased by $13,029,240 to $16,325,478 for the nine months ended April 30, 2002, from $3,296,238 in the comparable year-ago period, representing an increase of 400%. Franchise operations expense increased by $3,757,503, or 543%, to $4,449,033 for the nine months ended April 30, 2002 from $691,530 in the year-ago period, primarily reflecting higher personnel and infrastructure costs due to the growth in the number of physical locations in operation during the current period. The Company employed 413 people on April 30, 2002, compared to 73 on April 30, 2001. Sales and marketing expenses increased by 470%, to $5,016,433 for the nine month period ended April 30, 2002, from $879,708 in the year-ago period, primarily effecting the growth in salespeople, sales management and their related expenses. General and Administrative costs increased by 185%, to $3,834,162 for the nine months ended April 30, 2002, from $1,347,183 in the year-ago period, primarily reflecting higher personnel, telephone, rent, travel and entertainment and consulting charges as compared to the year-ago period. Scout expenses increased by 363%, to $1,749,045 for the nine months ended April 30, 2002 from $377,817 in the year-ago period, primarily reflecting commission payments, which grew as physical locations opened.

The company sold two of its subsidiaries, Sector Bulgaria, PLC, and Global Communications, Inc. and recorded a one-time gain of $233,994. The transaction closed during the third quarter of fiscal 2002.

Net interest income was $(7,235) for the nine months ended April 30, 2002 compared with $3,151 in the year-ago period.

Net loss before preferred dividends increased by $1,595,080 to $1,861,091 for the nine months ended April 30, 2002, compared to a net loss of $266,011 in the year-ago period.

LIQUIDITY AND CAPITAL RESOURCES

During the nine month period ended April 30, 2002, cash provided from operating activities totaled $810,475. The collection of developer revenue, increased accounts payable, the implementation of a new sales system which minimizes accounts receivable, issuance of stock to members of management, board of directors, and advisors for services and commitments to the Company in lieu of cash, and collection of deferred event revenue related to completed and future events provided cash to the Company. This was partially offset by the increase in deposits for leases on new offices throughout the U.S. as well as the Company's new headquarters and also an increase prepaid expenses, both due to an increase in the scope of operations.

Cash used in investing activities totaled $794,768 and can be attributed to property acquisitions required for additional remote offices and a larger headquarters facility. In addition, franchise rights were purchased in order to optimize cash flow from identified sales territories.

Cash used in financing activities totaled $50,075 and can be attributed to the issuance of common stock, as well as $505,342 received in connection with the Merger Agreement on January 31, 2002 partially offset by a promissory note for $250,000 issued in connection with the disposition of Entervision, Inc. on January 8, 2002 and the advancement of funds to related parties during the nine month period ended April 30, 2002. (see Note 12)


RISK FACTORS

You should consider the risks described below before making an investment decision. We believe that the risks and uncertainties described below are the principal material risks facing our company as of the date of this Form 10-QSB. In the future, we may become subject to additional risks that are not currently known to us. Our business, financial condition or results of operations could be materially adversely affected by any of the following risks.

IF THE COMPANY IS UNABLE TO MANAGE RAPID GROWTH AND RETAIN KEY PERSONNEL, ITS BUSINESS WILL SUFFER. The Company will be required to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and to expand, train and manage its employee work force. There can be no assurance that the Company will be able to effectively manage such growth. Its failure to do so would have a material adverse effect on its business, operating results and financial condition. Competition for qualified sales, technical and other qualified personnel is intense and there can be no assurance that the Company will be able to attract, assimilate or retain additional highly qualified employees in the future. If the Company is unable to hire and retain such personnel, particularly those in key positions, its business, operating results and financial condition would be materially adversely affected. The Company's future success also depends in significant part upon the continued service of its key technical, sales and senior management personnel. The loss of the services of one or more of these key employees could have a material adverse effect on its business, operating results and financial condition. Additions of new and departures of existing personnel, particularly in key positions, can be disruptive and can result in departures of existing personnel, which could have a material adverse effect on the Company's business, operating results and financial condition.

The Company's future financial performance will depend in part on the success of a corporate headquarters-based sales strategy as well as its ability to expand the scope of its business activities globally. As a result of competition, technological change or other factors, the Company's business, operating results and financial condition could be materially and adversely affected.

IF THE COMPANY FAILS TO ADJUST TO RAPID TECHNOLOGICAL CHANGE IT MAY LOSE MARKET SHARE. The market for the Company's products and services are characterized by rapid technological developments, evolving industry standards and rapid changes in customer requirements. The introduction of products embodying new technologies, the emergence of new industry standards or changes in customer requirements could render the Company's existing products or services obsolete and unmarketable. As a result, the Company's future success will depend upon its ability to continue to enhance existing products and services, respond to changing customer requirements and develop and introduce, in a timely manner, new products and services that keep pace with technological developments and emerging industry standards. There can be no assurance that the Company's products or services will achieve market acceptance, or will adequately address the changing needs of the marketplace or that the Company will be successful in developing and marketing enhancements to its existing or new products or services on a timely basis. The Company has in the past experienced delays in the development of its services and there can be no assurance that the Company will not experience further delays in connection with its current service offerings or future service

YOU SHOULD NOT INVEST IF YOU EXPECT DIVIDENDS. The Company has never paid dividends on its common stock and does not presently intend to pay any dividends in the foreseeable future. The Company anticipates that any funds available for payment of dividends will be re-invested into the Company to assist the Company in furthering its business strategy. Accordingly, interested parties should not make an investment in the Company if you expect dividends.

THE COMPANY'S COMMON STOCK PRICE IS VOLATILE AND COULD DECLINE. The market price of our common stock has experienced significant decreases in value and fluctuations and may continue to fluctuate significantly. The trading price of our common stock could be subject to wide fluctuations in response to various factors, some of which are beyond our control including:

     o An economic slowdown could impact the hiring of our customer and therefore impact the perceived value of our service as well as other unanticipated adverse market conditions.

     o Revenue increases could be inhibited if we do not launch new products, or eliminate existing products.

     o The Company's operations could be negatively impacted by armed conflicts; political instability; terrorism; adverse media publicity; and the availability of air service.

     o    Effects of competition

     o    Actual or anticipated variations in quarterly results of operations,

     o    Changes in financial estimates,

     o Announcement of significant strategic partnerships, join ventures, acquisitions or capital commitments,

     o Increased needs for operating capital, and regulatory changes or interpretations.

OUR ABILITY TO EXECUTE OUR BUSINESS PLAN COULD BE NEGATIVELY IMPACTED BY REGULATORY CHANGES OR UNFAVORABLE INTERPRETATIONS OF EXISTING RULES AND REGULATIONS. We are subject to compliance with various state, federal and local laws and regulations with respect to our contracts and relations with franchisees and customers. If laws or regulations change, or if we have previously made incorrect interpretations, we may be subject to fines and may need to modify the way in which we conduct our business. Any fines or modifications to our business plan may materially impact our ability to execute our business plan.


POSSIBLE SALES OF SECURITIES BY CURRENT SHAREHOLDERS MAY HAVE A DEPRESSIVE EFFECT ON THE MARKET PRICE OF THE COMPANY'S STOCK.

There are currently approximately 83,000,000 shares of the Company's common stock outstanding which are either freely tradable or may be traded as "restricted securities" pursuant to Rule 144 under the Securities Act. Under Rule 144, a person who has held restricted securities for a period of one year may sell a limited number of shares to the public in ordinary brokerage transactions. Sales of a large number of these securities will likely have a depressive effect on the market price of the Company's common stock.

THE COMPANY'S OPERATING RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY AND MAY BE BELOW EXPECTATIONS. The following factors may affect our quarterly, as well as our annual, operating results:

     o    The Company's ability to recruit customers;

     o    The Company's ability to retain customers;

     o    The Company's ability to manage remote operations;

     o    The Company's ability to sell territories and/or franchises;

     o    The Company's ability to sell ancillary products to current customers;

     o    The  Company's   ability  to  upgrade  and  develop  our  systems  and
          infrastructure;

     o    The Company's ability to attract, motivate and retain personnel;

     o The Company's lack of operating capital and inability to raise additional capital at reasonable prices; and

     o    Technical difficulties in delivering our services.

As a result, we believe that our prior sales and operating results may mot necessarily be meaningful, and that such comparisons may not be accurate indicators of future performance. Just because our business grew during the last year, we can give no assurance that these percentages will reflect the ongoing pattern of our business.


THE  COMPANY'S   RESULTS  MAY  BE  NEGATIVELY   IMPACTED  BY  HIGHER  INFLATION.
Historically, inflation has not had a material effect on the Company's operations or its financial condition. If costs were to rise materially, we may not be able to increase revenues be a comparable amount.


PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Options Talent as Plaintiff in "eModel.com, Inc. v. Reilly, et al."

The matter is currently pending and is disclosed in detail in the Company's Form 10-QSB filed with the SEC for the quarter ended January 31, 2002. There has been no material change in this matter during the quarter ended April 30, 2002.

Options Talent as Defendants

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended January 31, 2002 OTG entered into and consummated an Agreement and Plan of Merger. These changes in securities were reflected in the quarter ended January 31st and discussed in the Form 10-QSB for the period ending January 31, 2002.
  During the quarter ended April 30, 2002, Mark Tolner, President of OTG, was awarded a grant of 1 million shares of common stock. The compensation expense associated with this grant was reflected in the financial statements prepared for the three and nine month periods ended April 30, 2002.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5.  OTHER INFORMATION

The Board of Directors, by resolution dated March 15, 2002, changed the Company's year end to July 31st from February 28, 2002. The change was previously disclosed, and incorporated herein by reference, on Form 8-KA filed with the Commission on February 28, 2002.

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

10.1 Employment agreement dated January 28, 2002 between Mark Tolner and Options Talent Group

10.2 Employment agreement dated January 13, 2002 between Paul Glover and Options Talent Group.

99.1 Board of Directors resolution dated March 15, 2002 established employment agreements for Mark Tolner, President and Paul Glover, former CFO, consulting agreements with Madison Consulting Company, General Services Corp and Corporate Media Services, and changed OTI's year end to July 31, the year end of the consolidated group. The consulting agreements are incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the Commission on February 15, 2002.

          (b) Reports on Form 8-K

          On February 15, 2002, the Registrant filed a Current Report on Form 8-K dated January 31, 2002 reporting the January 31, 2002 merger with Options Talent, Inc. (formerly eModel, Inc.) under Item 2 and Item 7.

          On February 28, 2002 the Registrant filed amendment one on Form 8-KA dated January 31, 2002 additionally reporting the Change in Control of the Registrant and the change in the Registrant's fiscal year end under Items 1 and 8, as a result of the merger with Options Talent, Inc, as well as to include the previous information under Items 2 and 7.

          On March 25, 2002 the Registrant filed amendment two on Form 8-K dated January 31, 2002 to include additional information under Item 1, Item 2 and Item 7 relating to the acquisition of Options Talent, Inc., and to include the financial statements of Options Talent, Inc. for the periods specified in Rule 3-05(b) of Regulation S-X and the pro-forma financial information required pursuant to Article II of Regulation S-X.

          On April 24, 2002 the Registrant filed a Form 8-K dated April 12, 2002 reporting the disposition of ownership of the Company's Global communication Group, Inc. and Sector Bulgaria, PLC subsidiaries under
          Item 2 and Item 7.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       OPTIONS TALENT GROUP
                                       ---------------------
                                        (Registrant)





Date:  June 27, 2002                   By: /s/ Mark Tolner
                                           --------------------------------
                                          Mark Tolner
                                          President and Acting Chief Financial
                                          Officer