Form 10KSB
period 2002-07-31
OPTIONS TALENT GROUP
filed 2002-11-13
CIK 741012

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

(Mark One)

[X]	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended July 31, 2002

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from________________ to__________________

Commission File Number 0-22382

OPTIONS TALENT GROUP

(Name of Small Business Issuer in Its Charter)

Nevada	56-1051491
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1701 PARK CENTER DRIVE, ORLANDO, FL	32835
(Address of Principal Executive Office)	(Zip Code)

407-253-5000
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value (Title of Class)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities  Exchange  Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing  requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B (Section 29.405 of this chapter) is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant’s revenues for the year ended July 31, 2002 were $22,350,041.

As of November 12, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on of the Registrant based upon the last sale price of the Common Stock as quoted by the NASDAQ Over-The-Counter Bulletin Board (symbol “OTTG”) was approximately $2,955,022.  Shares of Common Stock held by each officer and director and by each person who owns more then 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.  The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of November 12, 2002 there were 2,302,165 shares of the common stock of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The description in this report relating to the contents of any agreements or other documents are qualified in their entirety by reference to those documents, copies of which are filed with this report or otherwise filed with the Securities and Exchange Commission.

FORWARD-LOOKING STATEMENTS

IN ADDITION TO HISTORICAL INFORMATION, THIS REPORT CONTAINS ‘FORWARD-LOOKING STATEMENTS’ WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AND CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS “MAY”, “EXPECT,” “ANTICIPATE,” ESTIMATE,” OR “CONTINUE” OR THE NEGATIVE THEREOF, OR OTHER VARIATIONS THEREOF AND WHICH ARE THUS PROSPECTIVE.  THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE REFELCTED IN THE FORWARD-LOOKING STATEMENTS.  FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, COMPETITIVE PRESSURES, CHANGING ECONOMIC CONDITIONS, FACTORS DISCUSSED IN THE SECTIONS ENTITLED “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” AND “RISK FACTORS”, AND OTHER FACTORS, SOME OF WHICH WILL BE OUTSIDE THE CONTROL OF MANAGEMENT.  READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS WHICH REFLECT MANAGEMENT’S ANALYSIS ONLY AS OF THE DATE HEREOF.  THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT ARISE AFTER THE DATE HEREOF.  READERS SHOULD REFER TO AND CAREFULLY REVIEW THE INFORMATION DESCRIBED IN FUTURE DOCUMENTS THE COMPANY FILES WITH THE SECUIRITIES AND EXCHANGE COMMISSION.

TABLE OF CONTENTS

PART I

Item 1.

Description of Business

3

Item 2.

Description of Property

12

Item 3

Legal Proceedings

13

Item 4.

Submission of Matters to a Vote of Securities Holders

14

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters

15

Item 6.

Selected Financial Data

17

Item 7.

Management’s Discussion and Analysis of Financial Condition and

  Results of Operations

18

Item 8.

Financial Statements

22

Item 9.

Changes in and Disagreements with Accountants on Accounting and

  Financial Disclosure

22

PART III

Item 10.

Directors, Executive Officers, Promoters and Control Person

23

Item 11.

Executive Compensation

26

Item 12.

Security Ownership of Certain Beneficial Owners and Management

31

Item 13.

Certain Relationships and Related Transactions

33

PART IV

Item 14.

Exhibits, Financial Statement Schedules and Reports on Form 8K

39

Signatures

41

Certifications

42

PART I

Item 1. Description of Business

Overview

Options Talent Group (formerly Sector Communications, Inc., hereafter "OTG" and “Company”, incorporated on March 19, 1990), a Nevada Corporation, acts principally as a holding company, with two principal operating subsidiaries: Trans Continental Talent Inc. (formerly Options Talent, Inc.; formerly eModel, Inc.; hereafter “TCTI”), a Delaware Corporation, which markets and operates an on-line database of actors and models and Options Sports Group (“OSI”), a Nevada corporation, which currently, under a license agreement dated July 10, 2002, sells franchises and maintains the web site for Edge Sports Team, Inc. (“Edge”), a privately held Florida corporation which markets and operates an on-line database of high school athletes who are seeking exposure to college coaches.  Several major shareholders of OTG as well as Mark Tolner, current CEO and past President of OTG, are shareholders in Edge.  OTG also owns certain inactive corporations, which it is holding for future use. Sector PLC and the related Global Communications, Inc. were disposed of on April 12, 2002, resulting in a one-time gain of $233,994.

The Company maintains its principal executive offices at 1701 Park Center Drive, Orlando, Florida 32835.  The Company’s telephone number is (407) 253-5000.  The Company’s principal Internet website address is www.tctalent.com.  The Company does not presently publish filed SEC reports on its website.

As of July 31, 2002, the Company has fourteen owned and forty-two franchised offices in 55 cities in the United States and one franchised office in Australia.

On  January  31,  2002,  OTG,  Sector Communications Delaware (“Sector”), Inc., a Delaware corporation and a wholly owned subsidiary of OTG, and eModel, Inc. (“eModel”), a Delaware  corporation, entered into an agreement  providing for the acquisition of eModel by Options through the merger of eModel into Sector which changed its name into Options Talent, Inc.  Under the terms of the merger eModel shareholders  received  approximately  55.5% of the  fully  diluted ownership of the combined company. As such, the merger has been accounted for as a reverse  acquisition of OTG by TCTI, and operating results prior to January 31,

2002 are those of TCTI.

The Company grew at a rapid pace during fiscal 2002 (the period from August 1, 2001 to July 31, 2002), with revenues of $22.4 million compared to $4.9 million in net revenues from August 22, 2000 (the period of inception) to July 31, 2001.  During fiscal 2002, 29 offices were opened, the Company implemented a corporate sales system and held two events for its model and actor customers.  As part of the transition from start-up to maturing company, the Company switched accounting systems, had its first formal budget process and modified its refund policies.

Recent Developments

In connection with the TCC merger described below, on September 20, 2002, OTG effected a 100-to-1 reverse split of its common stock, which included a corresponding reduction in the Company’s authorized shares of common stock from 500,000,000 to 5,000,000.  On the same date, the Company changed its stock symbol to “OTTG”.  All share numbers and price per share numbers reflect the stock split except those in the financial statements, which reflect the actual share count as of the date of the statements.  Also in connection with the TCC merger, the Company intends to increase its authorized shares of Common Stock to 500,000,000, subject to stockholder approval.

On September 6, 2002, OTG acquired Trans Continental Classics, Inc., a privately held Nevada corporation ("TCC"), through the merger of a newly formed subsidiary of the Company with and into TCC, with TCC surviving (the "TCC Merger"). Upon the effectiveness of the Merger, the two sole holders (the "TCC Stockholders") of the common stock of TCC received an aggregate amount of 1,162,800  shares (the "Initial Shares") of common stock, par value $0.001 per share of the Company ("Common Stock"). As a result of the merger, subject to compliance with Section 14(f) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 14f-1 promulgated thereunder, Mohamed Hadid, Anthony R. Ruben and Rafiah Kashmiri have agreed to resign from the Board of Directors and the remaining members of the Board of Directors have agreed to appoint Messrs. Louis J. Pearlman, Gregory T. McDonald and Jeffrey Kranzdorf to fill the resultant vacancies. In connection with the TCC Merger, Messrs. Pearlman, McDonald and Kranzdorf were appointed as directors of TCTI and Messrs. Pearlman and McDonald were appointed as TCTI's Chairman of the Board and President, respectively, effective September 5, 2002.  Also in connection with the TCC merger, the Company intends to increase its authorized shares of Common Stock to 500,000,000, subject to stockholder approval. Pursuant to the TCC Merger, following the contemplated increase in authorized shares as discussed in the preceding sentence, additional shares of Common Stock will be issued to Messrs. Louis J. Pearlman and Gregory T. McDonald which when combined with the initial shares will equal 51% of the Common Stock on a fully diluted basis as of the date of the TCC merger was consummated.

Name Change.  Subject to stockholder approval, as soon as possible following the closing of the TCC Merger, the Company agrees to take all such reasonable measures to effect the change of its legal name to "Trans Continental Entertainment Group, Inc."  The Company’s subsidiary, Options Talent Inc. has changed its name to Trans Continental Talent, Inc.

On July 10, 2002, OTG signed a license agreement with Edge Sports Team, Inc.  (“Edge”).  The license agreement requires OTG to develop and maintain a website for Edge in exchange for the right to sell franchises on behalf of Edge, keeping a specified portion of gross revenue, and to participate in the revenue generated from athlete enrollments and monthly billings.  Prior to entering into this license agreement, the Company sought and received a fairness opinion from an independent third party.  See Item 13 for further discussion of the license agreement.

On June 27, 2002, the Company announced that Anthony Ruben was hired as Chief Operating Officer.

Historical Background and Business Model

TCTI was incorporated in Delaware on August 22, 2000 under the name eModel, Inc.com, changing its name to Options Talent Inc. in February 2002 in connection with the Company’s acquisition of TCTI on January 31, 2002 and changing its name to Trans Continental Talent, Inc. in connection with the TCC Merger.  TCTI maintains a website as a portal  for the  entertainment  industry.  Through  a  significant scouting  organization  and an  international  franchise  network,  TCTI  enrolls clients into a  sophisticated  database for a fee, and provides  them  increased exposure to registered  agencies and other industry  professionals  seeking cost effective  access  to  various  talent  using  the  Internet.  TCTI also  markets interactive  events to its  database  of  clients  and  prospective  clients  to showcase  various  talents to relevant  industry  professionals.  TCTI intends to market additional products, advertising and other services to this emerging networked database of enrolled talent, registered agencies, and other industry professionals.  TCTI’s on-line, searchable database allows industry professionals, including casting directors and agencies, access to a greater number of individuals then with the traditional paper-based system.  Industry professionals utilize the database by searching for the specific physical criteria required for an assignment, including physical dimensions, hair color, eye color, skin color and region.  Once candidates matching the specified criteria are identified, the industry professionals relay this information to the Company, which forwards the interest to its customers.  The Company utilizes this system for security purposes.  Customers decide individually whether they are interested in pursuing the potential opportunity.  Because TCTI is neither a modeling agency nor an employment agency, it does not typically have knowledge as to how many of its customers actually accept work assignments.  The Company does not claim or guarantee that its customers will obtain work as a result of being a part of its database.

TCTI generates revenues from enrollment and maintenance fees paid by clients posting profile  information on the Company's  website (model revenue),  through the sale of franchises to franchisees (franchise revenue), to developers through the sale of specific territorial  marketing rights (developer revenue),  through the sale of  interactive  events to clients  seeking to showcase  their  talents before relevant industry  professionals (event revenue),  and, until January 2001, through  amounts  paid by field talent  scouts for the right to recruit  clients (scout  revenue).  Model  enrollment  revenues are recognized upon sale, as substantially all of the services  necessary to post client profile  information on the website is  completed  as part of the sales  process,  and there exist no uncertainties  surrounding  collection as historically  all such sales have been made for cash or as credit card charges.  Initial and renewal franchise fees are fully  recognized  when  received,  as there are no  significant  commitments or obligations on the part of the Company to perform future services other than the initial  territory  designation and to maintain the website.  Event revenues and associated event costs are recognized when the event occurs. Advance collections and costs are deferred accordingly,  and estimated revenue and cost accruals may be required from time to time.

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

OSI generates or anticipates generating revenues from the sale of franchises to franchisees (franchise revenues), enrollment and maintenance fees paid by clients posting profile information on the Company's website (sports revenue) all under a license agreement with a third party.

For both the fiscal years ended July 31, 2002 and 2001, sales to its top 10 customers accounted for less than 10% of revenues.  In 2002 and 2001, no single customer accounted for greater then 10% of total revenues.  The only customers that have a material level of sales are domestic franchisees and international developers, making a one-time payment to the Company.

The Company’s Business Model

The Company’s business model is based on the following characteristics:

•

Identification of specialized markets where individuals who are seeking exposure to hiring managers in the fashion and entertainment industries can benefit from being placed on a searchable database.

•

Working with third parties, under a share of revenue or fee-for-service arrangement, that value its expertise in franchise sales, website design and development, creation of a searchable database and other back office (accounting, legal, public relations, etc.) activities.

•

Significant initial cash flows from franchise sales and initial enrollment fees.

•

Recurring revenue streams from monthly maintenance fees.

•

Multiple revenue streams from ancillary sales made to customers.

•

A centralized cost structure which allows additional vertical markets to be added to the Company’s portfolio of products with minimal incremental cost.

•

Operating margins sufficient to support debt-free growth.

Technology

TCTI employs between 10 and 15 full-time employees in the Information Technology department.  Since the Company’s inception, it has focused its research and development efforts to enhance its base of web-enabled applications. The Company is actively involved in all aspects of web-enabled development, including consumer interface design, database technology enhancement, security and system integration.  The Company’s software and services solutions are directed to ensure its products successfully interface with most major software platforms and the Company makes every effort to remain on the forefront of web development techniques and technologies.

The Company’s product development activities are currently focused on strengthening the integration of its key products, expanding the set of business processes its software covers, exploiting web technology, and enhancing and simplifying the user interfaces.  The Company has also developed, as part of a license agreement with Edge Sports Team Inc., and continues to refine and support, a web interface and database for use with the Edge Sports product.  See Item 13 for additional information relating to the Company’s license agreement with Edge.

In 2002, the Company entered into a cancelable contract with WorldCom to provide Internet hosting, web site monitoring and maintenance and long distance telephone service.  The Company does not believe WorldCom’s recent Chapter 11 bankruptcy filing will negatively impact its contract and business relationship.  Prior to selecting WorldCom, the Company received several competitive bids for comparable services.  In the event, WorldCom services are compromised, the Company is confident it can procure comparable services at rates not materially different from those currently being paid to WorldCom.

In 2001 the Company entered a strategic relationship with Qwest Communication to host its website in one of its secure Cyber Centers in the United States. This direct connection to the Qwest Fiber backbone allows the Company to ensure rapid delivery of the web site data all over the world. The Company believes is core technical competencies are in the development of interactive easy to use Web sites to enable the entertainment industry to interact and find talent from its database of customer information.

Marketing

TCTI’s services are primarily marketed by a network of approximately 1,000 scouts, the vast majority of whom are independent contractors.  The scouts identify potential customers and describe the service to them, including what the company does and the cost of the service.  The typical scout markets TCTI’s services for one month or less, resulting in the constant need to attract more scouts.  Scouts are recruited via on-line job sites, through word-of-mouth and from the Company’s web site.  The Company also produces promotional materials and video tapes to further describe and market its services.  Historically, promotional materials and video tapes have been refreshed several times per year.

OSI markets Edge franchises to perspective customers through advertisements, primarily in franchising periodicals, and its in-house sales force.  Perspective customers are provided with promotional material and a Uniform Franchise Offering Circular (“UFOC”).  Some perspective customers learn about the Edge franchise through “Discovery Days”, a one-day informational event that has been held in a variety of cities across the United States.

Sales

TCTI employs between 200 and 250 full-time employees in various sales and sales-related capacities.  TCTI’s sales process, for its modeling and acting database product, contains three basic steps: 1) A potential customer is contacted by a scout who describes the Company, 2) Interested potential customers visit a corporate-owned or franchised office to learn more about the service including the cost.  A future appointment is made to conclude the sale. 3) The potential customer is typically contacted by telephone by the Company’s Orlando sales office.  Interested customers purchase the service at this time.  The confirmation process is recorded and formally articulates what services the Company provides as well as the fact that the Company is not an agency nor does it make any promise of the customer receiving inquiries for work.  Other sales areas focus on the reactivation of customers whose payments have lapsed and the reactivation of customers whose checks were returned for insufficient funds.  TCTI also sells its events, model conventions, and cruises through its Orlando sales office.

OSI’s Orlando-based salesforce, often in conjunction with independent agents, follows-up on prospects identified through its marketing efforts and, when possible, completes the sale of the franchise.

Customer Service

TCTI employs between 25 and 35 full-time employees in the Customer Service department.  All employees are based in the Orlando area.  Roughly half of the department’s personnel are engaged in the task of uploading customer pictures onto the Company’s website.  The remainder of the department works with customers to answer informational inquires about the main database product and upcoming events, process refunds, address customer complaints and deactivate customers who wish to cancel their service.  The Company offers a full refund within three days of commitment.

Agency Services

TCTI employs between 15 and 20 full-time employees in the Agency Services department.  All employees are based in the Orlando area. Over half of the department’s personnel are tasked with working with modeling agencies and other hiring managers to encourage use of TCTI’s personnel and assisting the agencies and hiring managers in contacting identified talent.  The remainder of the department’s personnel perform a similar function, but are focused on actors instead of models.  The Company is not an agency and never solicits nor receives compensation from agencies or hiring managers.

The Company

Competition

In the United States, a number of smaller competitors offer databases of models and actors.  The Company believes that none of these approach the same level of sophistication with respect to a searchable database nor have as many individuals registered on the site.  A well-funded competitor could pose a threat to the Company by creating a rival searchable database and developing a substantial database of individuals.  Additionally, since the Company is non-discriminatory with respect to accepting customers, a company with discrete selection standards might be more appealing to either potential customers and/or agency users.  The majority of the Company’s customers learn of its service for the first time from its network of contractor scouts.  A business model which relies on television or radio promotion to attract customers may negatively impact the Company.

Some examples of competing operations may be found at the following website addresses:

www.minxmodels.com

www.abcmodeling.com

www.hotshotstalent.com

www.modelpromote.com

www.newfaces.com

www.ustalent.com

SEASONALITY

The Company experiences seasonality in its results of operations primarily as a result of consumer behavior as it relates to vacations and holidays.  The Company expects lower-then-average enrollments in the summer vacation month of August and winter holiday periods of November and December.  Accordingly, costs and expenses historically increase as a percentage of revenues as a result of certain fixed costs not significantly affected by the seasonal declines in net revenues.  The Company anticipates that these seasonal trends will continue in the future.

RISK FACTORS

You should  consider the risks described below before making an investment decision with respect to the Company’s common stock.  The Company believes that the risks and uncertainties described below are the principal  material risks facing the Company as of the date of this Form 10-KSB.

In the future, the Company may become subject to additional risks that are not currently known to it. The Company’s business, financial condition or results of operations could be materially adversely affected by any of the following risks.

IF THE COMPANY IS UNABLE TO MANAGE RAPID GROWTH AND RETAIN KEY PERSONNEL, ITS

BUSINESS WILL SUFFER.  The Company has had significant turnover among its senior financial, legal and administrative managers.  Failure to recruit and retain these and other managers may jeopardize the Company’s ability to achieve its financial and operational objectives.  The Company will be required to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and to expand, train and manage its employee work force.  There can be no assurance that the Company will be able to effectively accomplish these tasks.  Its failure to do so would have a material adverse effect on its business, operating results and financial condition.  Competition for qualified sales, technical and other qualified  personnel  is intense and there can be no  assurance  that the Company will be able to attract, assimilate or retain additional highly qualified employees in the future.  If the Company is unable to hire and retain such personnel, particularly those in key positions, its business, operating results and financial condition would be materially adversely affected.  The Company's  future success also depends in  significant  part upon the continued service of its key technical, sales and senior management personnel. The loss of the services of one or more of these key employees could have a material adverse effect on its business, operating results and financial condition.  Additions of new and departures of existing personnel, particularly in key positions, can be disruptive and can result in departures of existing personnel, which could have a material adverse effect on the Company's business, operating  results and financial condition.

IF THE COMPANY IS UNABLE TO EXECUTE ITS BUSINESS PLAN ITS BUSINESS WILL SUFFER

The Company's future financial performance will depend in part on its success at increasing price and lowering its cost of sales.  If the Company encounters market resistance to price increases, is unable to reduce its cost of sales, encounters technological change or other factors, the Company's business, operating results and financial condition could be materially and adversely affected.

IF THE COMPANY FAILS TO ADJUST TO RAPID TECHNOLOGICAL  CHANGE IT MAY LOSE MARKET SHARE.  The market for the Company's products and services are characterized by rapid technological developments, evolving industry standards and rapid changes in customer requirements.  The introduction of  products embodying  new technologies, the emergence of new  industry standards or changes in customer requirements could render the Company's existing products or services obsolete and unmarketable. As a result, the Company's future success will depend upon its ability to  continue  to enhance  existing  products  and  services,  respond to changing  customer  requirements and develop and introduce, in a timely manner, new products and services that keep pace with technological developments and emerging  industry standards.  There can be no assurance that the Company's products or services will achieve market acceptance, or will adequately address the changing needs of the  marketplace or that the Company will be successful in developing and marketing enhancements to its existing or new products or services on a timely basis.  The Company has in the past  experienced  delays in the  development  of its services and there can be no assurance that the Company will not experience further delays in connection with its current service offerings or future service.

YOU  SHOULD  NOT  INVEST IF YOU EXPECT  DIVIDENDS.  The  Company has never paid dividends on its common stock and does not presently intend to pay any dividends on its common stock in the foreseeable future. The Company anticipates that any funds available for payment of dividends on its common stock will be re-invested  into the Company to assist the Company in furthering its business strategy. Accordingly, interested parties should not make an investment in the Company if you expect dividends.

THE COMPANY'S COMMON STOCK PRICE IS VOLATILE AND COULD DECLINE. The market price of the Company’s common stock has experienced significant decreases in value and fluctuations and may continue to fluctuate  significantly. The trading price of the Company’s common stock could be subject to wide fluctuations in response to various factors, some of which are beyond the Company’s control including:

•

An economic slowdown could impact the hiring of the Company’s customer and therefore impact the perceived value of the Company’s service as well as other unanticipated adverse market conditions.

•

Revenue increases could be inhibited if the Company does not launch new products, or eliminate existing products.

•

The  Company's operations could be negatively impacted  by armed conflicts; political instability;  terrorism; adverse media publicity; and the availability of air service.

•

Effects of competition.

•

Actual or anticipated variations in quarterly results of operations.

•

Changes in financial estimates.

•

Announcement  of significant  strategic  partnerships,  join ventures, acquisitions or capital commitments.

•

Increased  needs for  operating  capital,  and  regulatory  changes or interpretations.

THE COMPANY’S ABILITY TO  EXECUTE  THE COMPANY’S BUSINESS  PLAN COULD BE  NEGATIVELY  IMPACTED  BY REGULATORY  CHANGES  OR  UNFAVORABLE   INTERPRETATIONS  OF  EXISTING  RULES  AND REGULATIONS.  The Company is subject to compliance with various state, federal and local laws  and  regulations   with  respect  to  its  contracts  and  relations  with franchisees  and  customers.  If laws or regulations change, or if the Company has previously  made incorrect interpretations, the Company may be subject to fines and may need  to  modify the way in  which  it  conducts business.  Any fines or modifications to the Company’s business plan may materially impact its ability to execute its business plan.

POSSIBLE SALES OF SECURITIES BY CURRENT SHAREHOLDERS MAY HAVE A DEPRESSIVE

EFFECT ON THE MARKET PRICE OF THE COMPANY'S STOCK.  There are currently approximately 2,302,165 shares of the Company’s common stock outstanding.  Of these, 416,336  are  freely  tradable.  Of the freely tradable shares, 161,200 may be  traded  as "restricted securities" pursuant to Rule 144 under the  Securities  Act. Under Rule 144, a person who has held  restricted securities for a period of one year may sell a  limited  number  of  shares  to the  public  in  ordinary  brokerage transactions.  Unregistered securities are not included in the above number.  Sales of a large  number of these  securities  will likely have a depressive effect on the market price of the Company's common stock.

THE COMPANY'S OPERATING RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY AND MAY BE BELOW EXPECTATIONS.  The following factors may affect the Company’s quarterly,  as well as its annual, operating results:

•

The Company's ability to recruit customers;

•

The Company's ability to retain customers;

•

The Company's ability to manage remote operations;

•

The Company's ability to sell territories and/or franchises;

•

The Company's ability to sell ancillary products to current customers;

•

The  Company's ability to upgrade and develop its systems and infrastructure;

•

The Company's ability to attract, motivate and retain personnel;

•

The  Company's lack of operating capital and inability to raise additional capital at reasonable prices; and

•

Technical difficulties in delivering the Company’s services.

As a result, the Company believes that its prior sales and operating results  may not necessarily  be  meaningful,  and  that  such  comparisons  may not be  accurate indicators of future performance. Just because the Company’s business grew during the last year, the Company can give no assurance that these percentages will reflect the ongoing pattern of its business.

THE COMPANY COULD BE ADVERSELY IMPACTED BY AN INABILITY TO MAINTAIN A HIGH LEVEL OF NEGATIVE WORKING CAPITAL.  The Company has historically lost money and may continue to do so.  The Company has historically operated with a high level of negative working capital.  If vendors insist on being paid upfront or more rapidly, the Company may not be able to finance its operations.  If the Company is unable to satisfy its payroll tax obligations it may not be able to continue to operate.

THE COMPANY RELIES ON INDEPENDENT CONTRACTOR SCOUTS TO IDENTIFY THE MAJORITY OF ITS CUSTOMERS.  THESE INDEPENDENT CONTRACTORS HAVE A HIGH DEGREE OF TURNOVER.  If the Company is unable to attract a sufficient number of Scouts, if Scout turnover increases or if the pool of available Scouts is exhausted, the Company’s cash flow could drop to the point where the Company could not continue to fund operations and would not be able to continue in business.  The typical Scout works with the Company for one month or less.  If the level of turnover increases or if the Company must provide a higher financial incentive to retain the interest of Scouts, the Company risks not being able to have a cost of sales low enough to generate positive cash flow or provide sufficient economic returns to its investors.  If Scouts are deemed to be employees, the Company’s cost of sales could increase to such a level that it could not anticipate generating positive cash flow or provide sufficient economic returns to its investors.  Similarly, if the Company was deemed to owe its current and past Scouts a material amount of back pay, taxes or benefits, it might not have the ability to pay these amounts and could potentially cease operations.

THE COMPANY MAY SATURATE ITS TARGET MARKET.  TCTI’s target market is young adults of between 18 and 24 years of age.  If the Company, through its independent contractor Scouts or other means of marketing, has saturated this market, it risks lower enrollments and cash flows.  These results would materially impact the Company’s ability to execute its business plan.

INSUFFICIENT CASH FLOW FROM OPERATING ACTIVITIES.  The Company has historically utilized cash flow from one-time transactions such as the sale of franchises to fund its growth.  These opportunities may have been exhausted.  Therefore, it the Company does not execute its business plan, it may have insufficient cash flow from operating activities to continue operations.

DEPENDENCE ON CORTES RANDELL TO GUARANTEE MERCHANT AND OTHER ACCOUNTS.  Cortes Randell, has personally guaranteed the Company’s merchant account.  The Company’s merchant account is what allows it to accept credit cards as payment for its services.  Since the majority of the Company’s payments are received from credit cards, the Company would not be able to successfully operate without the ability to accept credit cards.  If the Cortes Randell guarantee was withdrawn, the Company would have difficulty finding another merchant account and would have difficulty continuing operations.  Mr. Randell provides consulting services to the Company pursuant to a consulting agreement between the Company and Madison Consulting Company.  In addition, Mr. Randell’s wife, Joan Randell, is the sole trustee of a trust that beneficially owns more then 10% of the Company’s stock.  See Item 13 for additional information regarding Mr. Randell’s relationship to the Company’s stock.

RISK OF MERCHANT ACCOUNT CANCELATION.  The Company has been notified by one or more of the credit cards it accepts that its rate of chargebacks, indicated by the number of chargebacks divided by total transactions, is too high.  Chargebacks are instances where a customer indicates to the credit card company that the charge on his account is not valid because: the charges were not authorized, services were not delivered, the customer was charged multiple times for the same service, etc.  The Company has taken a number of measures to reduce chargebacks including recording a confirmation of the sales process with its customers, increasing staffing in its customer service area to increase the timeliness of photo uploads and address concerns and complaints.  However, if the Company is not able to keep chargebacks under a certain level, or if the credit card companies, together or individually, reduce the acceptable level of chargebacks the Company could lose its ability to accept one or more brand of credit card.  If that occurs, the Company’s ability to execute its business model and its ability to generate sufficient cash flows to continue operations would be jeopardized.

DEPENDENCE ON CONSULTANTS.  Three stockholders, each of whom played a leading role in the growth of eModel, are consultants to the Company.  If the consultants are no longer willing or able to provide the Company with their respective services in areas such as marketing, video production, promotions, financial planning, financial oversight and facilities planning, the Company may not be able to execute its business plan.

RISK OF DEFAULT ON RELATED PARTY NOTES AND ADVANCES.  The Company has advanced three stockholders of the Company funds through recorded Notes.  If the stockholders default on their obligations, the Company may have to write-off these amounts and or incur collection expenses.  The Company has also advanced these stockholders funds that are not recorded with formal Notes.  If the stockholders refuse to pay and or default on their obligations, the Company may have to write-off these amounts and or incur collection expenses.

THE COMPANY RELIES ON PER SALE COMPENSATION TO MOTIVATE AND INCENTIFY ITS SALES FORCE AND SCOUTS.  The Company compensates all of its salespeople and all of its independent contractor Scouts with a per sale commission.  While TCTI’s salespeople receive a base salary that is paid if it is greater then commissions, and OSI’s salespeople receive a base salary in addition to any commissions paid, the Company principally compensates sales related activities via direct commission payment.  The Company has historically modified the compensation structure of its salespeople several times per year and expects to continue to modify its compensation plan.  If compensation payments were reduced, if the compensation structure was changed or if the company relied on a less direct method of driving sales, the Company’s sales force could perform at a lower level, negatively impacting both sales and cash flow.  Any reduction in cash flow could materially impact the Company’s ability to execute its business plan.

THE COMPANY HAS INVESTED MONEY IN WEB SITE DEVELOPMENT UNDER THE EDGE LICENSE AGREEMENT AND IS OWED MONEY BY EDGE.  The Company has developed, under the terms of its license agreement with Edge, a website for use by Edge.  If OSI fails to sell a sufficient number of franchises and or Edge fails to recruit a sufficient number of customers, OSI may not generate enough positive cash flow to compensate for the time, effort and diversion of resources required to develop the web site.  The Company has provided use of employees, facilities and has advanced Edge money through the purchase of equipment and the payment of invoices.  The Company knowingly engaged in these activities to make a profit and accordingly has carefully monitored these activities and invoiced Edge on an arms-length basis, or cost-plus basis.  If Edge does not generate sufficient cash flow or refuses to pay these invoices, the Company may have to write-off these amounts and or incur collections expenses.

THE COMPANY'S RESULTS MAY BE NEGATIVELY IMPACTED BY HIGHER INFLATION.  Historically, inflation has not had a material effect on the Company's operations or its financial condition. If costs were to rise materially, the Company may not be able to increase revenues be a comparable amount.

Employees

As of July 31, 2002, the Company had 376 full-time employees and 2 part-time employees, including 216 in sales and related functions, 72 in field operations, 36 in Customer Service, 14 in information technology and 40 in general and administration.  Five employees, the President, Chief Operating Officer, Chief Technical Officer, Vice President of Marketing and Sales and the Vice President of New Business Development, are considered to be executive officers.

Major Suppliers

With the exception of its telecommunications and Internet services suppliers, the Company obtains its products, supplies and services from many different individuals and entities and is not dependent on any major suppliers.  The Company’s top ten suppliers comprised 22% and 15% of its total costs for fiscal 2002 and 2001, respectively.  The Company’s telecommunications, Internet services and technology suppliers include Quest, Sarcom, and WorldCom.

Item 2. Description of Property

The Company’s headquarters are located in Orlando, Florida.  As of July 31, 2002, the Company occupied 29,162 square feet in its headquarters buildings under long-term leases.  The Company occupies this space under lease agreements that expire in April 2007 and May 2007.  The Company believes that its facilities will be adequate to meet its near term needs and that additional space will be available as required and the Company has committed to lease facilities under development.   The Company also leases offices in 14 cities, which are used to provide information to its perspective customers and make appointments for its Orlando-based sales operation.  The city offices range in size from 2,000 to 9,000 square feet and are typically leased under multi-year leases which expire between September 2002 and November 2008.

A summary of operating leases follows:

Location	Square Feet	Expiration Date	Annual Rent	Term of Lease

Corporate Headquarters Orlando, Florida	16,522	May 31, 2007	$380,006	5 years
Sales and Production Offices Orlando, Florida	12,640	April 30, 2007	$297,040	5 years
Future Sales and Production Offices Orlando, Florida	50,000	November 1, 2008	$1,225,000	5 years beginning October 1, 2003
Sales Office Atlanta, Georgia	4,745	March 1, 2006	$54,250	4 years
Sales Office Chicago, Illinois	8,730	March 31, 2007	$136,500	5 years
Sales Office Indianapolis, Indiana	1,105	June 30, 2004	$19,339	3 years
Sales Office Jacksonville, Florida	3,647	April 30, 2004	$45,132	2 years
Sales Office Los Angeles, California	6,212	November 30, 2002	$86,400	2 years
Sales Office, Manhattan, New York	5,000	April 30, 2007	$135,000	5 years
Sales Office, Miami Beach, Florida	2,773	April 1, 2005	$72,098	3 years
Sales Office Brookfield, Wisconsin	2,270	August 1, 2004	$30,900	3 years
Sales Office Nashville, Tennessee	2,656	February 10, 2005	$55,032	3 years
Sales Office Irvine, California	3,290	October 1, 2005	$84,000	3 years
Sales Office Pittsburgh, Pennsylvania	2,230	March 31, 2005	$37,910	3 years
Sales Office King of Prussia, Pennsylvania	4,250	February 27, 2005	$75,600	3 years
Sales Office San Antonio, Texas	1,517	August 31, 2002	$20,479	1 year
Sales Office Norfolk, Virginia	2,420	April 8, 2005	$33,689	3 years

Item 3. Legal Proceedings

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

On  July  17, 2001, eModel  filed  a complaint in the United States District Court for  the District of Massachusetts naming the Massachusetts Attorney General and the Director of the Commonwealth's Department of  Labor and Workforce Development  as defendants. The complaint  primarily seeks a declaratory judgment that eModel does not qualify as  an "employment  agency"  within  the  meaning  of  the Massachusetts Employment Agency Law, and therefore is neither required to  be  licensed  nor  is otherwise governed by the law. The matter is currently  pending,  following a stay instituted subsequent to Options Talent  Group's acquisition of eModel in January of this year. Upon completion of certain post-closing matters related to the acquisition, Options  Talent  intends  to lift the stay and continue its action for declaratory relief.

Options Talent as Defendants

A former shareholder has repeatedly asserted that he has a substantial claim against a former foreign subsidiary of the Company but despite being invited to do so he has not filed a formal and detailed claim.  Based on the Company’s knowledge of the matter, it does not believe any potential claim will have merit.

The Company’s former landlord has filed a claim against the Company in the Circuit Court of Orange County Florida for payment of back rent and damages.  The Company has counter sued in the same venue for damages incurred for breach of contract.  Discovery has commenced.  The Company believes it has adequately reserved for settlement of this dispute.

An individual who was formerly engaged in independent contractor services for the Company filed a claim of wrongful termination and discrimination with the California Labor Board.  The California Labor Board found no merit in this claim.  The independent contractor subsequently filed a lawsuit for breach of contract and other sundry claims, pro se in the Circuit Court of Orange County Florida alleging damages of $1.5 million.  The company believes this case is without merit and has requested a hearing to dismiss the complaints.

The Company is named as a co-defendant, along with one of its franchise owners, in a suit alleging vicarious liability due to its relationship as franchisor.  Discovery has commenced.  The Company does not believe this case has merit.

The Company is from time to time, in its ordinary course of business, threatened with or named as a defendant  in various legal actions.  In the opinion of management, the outcome of any claims, threatened or pending, will not have a material  adverse  effect  on the  Company's  financial  condition,  results  of operations or cash flows.

Litigation is subject to inherent risks and uncertainties that may cause results to differ materially from the Company’s expectations.  Factors that could cause litigation results to differ include, but are not limited to, the discovery of previously unknown facts, changes in the law or in the interpretation of laws, uncertainties associated with the judicial decision-making process.

Item 4. Submission of matters to a Vote of Security Holders

Through written consent, dated June 20, 2002 and September 11, 2002, the holders of Series C Preferred stock elected to waive their dividends for the three months ended April 30, 2002 and July 31, 2002, respectively.

Through written consent, on January 31, 2002 the holders of the Company’s Series C Convertible  Preferred  Stock specified a new Board of Directors for OTG.  The proposed new Board of Directors of OTG consisted of five members as follows: Mr. Mohamed Hadid, Mr. Mark Tolner, Mr. Ralph Bell,  Ms. Rafiah  Kashmiri,  Mr. Paul  Glover.  The  proposal set forth above passed by a vote of 451,179 to nil with no votes abstaining.

Through written consent, on June 11, 2002, the holders of the Company’s Series C Preferred Stock replaced two members of the Company’s board of directors elected by the Series C Preferred stockholders as a class, Mr. Ralph Bell and Mr. Paul Glover, with Mr. Neil Mauskapf and Mr. Anthony Ruben, respectively.

Item 5.  Market for the Registrant’s Common Equity and Related Shareholder Matters

(a) Market Price of Common Stock.  The Company’s Common Stock, par value $.001 per share, began trading under the symbol “OPTG” on the NASDAQ Over-The Counter Bulletin Board on January 31, 2002.  Prior to January 31, 2002, Sector Communication Inc., the predecessor company, traded on the NASDAQ Over-The Counter Bulletin Board.  Sector Communication Inc.’s historical market price information is no longer presented.

Until January 31, 2002 there was no established trading market for the Company’s common stock.  The Company’s shares of common stock are currently listed and traded on the NASDAQ Over-The-Counter Bulletin Board under the symbol OTTG.  Because the Company engages in Over-The-counter market quotations, these quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not reflect actual transactions.  The high and low closing prices of the Company’s common shares for third and fourth quarter of fiscal 2002 were as follows:

Per Share of Common Stock

Closing Prices

Period

High

Low

2002

Second Quarter

$16.00

$16.00

Third Quarter

$19.00

$7.00

Fourth Quarter

$12.00

$4.00

The last sales price of the Company’s common stock on November 12, 2002 as reported on the NASDAQ OTC:BB was $2.80 per share.  The company effected a 100-to-1 reverse stock split on September 20, 2002, the effect of which is assumed in all the share prices reported in Item 5.

(b) Shareholders.  As of October 15,2002, the Company had 2,302,165 shares of common stock outstanding, and 5,000,000 shares of Series C Preferred Stock outstanding.  The Company has approximately 373 common stockholders of record and five (5) Series C stockholders.

On September 5, 2002, the holders of the Company’s Series C Preferred Stock (the “Series C Holders”) agreed to a standstill agreement.  Until such time as the 100-to-1 reverse stock split has been effected, but in no event later than December 31, 2002, the Series C Holders agreed to (i) waive the requirement of OTG that sufficient numbers of shares of OTG Stock be reserved for issuance upon conversion of the Series C Preferred, (ii) agree not to enforce their respective rights to the payment upon liquidation set forth in Article Second, Section 4 of the Certificate of Designations, Powers, Preferences and Rights of the Series C Convertible Preferred Stock, par value $0.001 per share (“Certificate of Designations”) solely to the extent such payment is payable as a result of the TCC Merger, and (iii) agree not to enforce the adjustment to Conversion Price (as defined in the Certificate of Designations) set forth in Article Second, Section 6(d)(iv) of the Certificate of Designations solely to the extent such Conversion Price would be adjusted as a result of the OTG Stock issued in the TCC Merger.

The Company has agreed to issue to Messrs. Pearlman and McDonald an additional aggregate of 3,122,449 shares of Common Stock, upon the completion of the then contemplated 100-to-1 reverse split of the Company's Common Stock (the "Reverse Split") with a corresponding decrease in the authorized shares of Common Stock from 500,000,000 to 5,000,000 and a subsequent contemplated increase of the authorized number of shares of Common Stock back to 500,000,000 shares of Common Stock.  In connection with such increase of the company’s authorized shares of Common Stock, the shares of Series C Preferred Stock will be converted to Common Stock.  On the basis of the foregoing, the Company would have approximately 8,424,614 shares of Common Stock issued and outstanding and no shares of Series C Preferred Stock outstanding.

 (c) Dividends.  The Company has never declared or paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.  The Company currently intends to retain future earnings, if any, to finance operations and the expansion of its business.  Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be based upon the Company’s financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any financing arrangements and any other factors that the Board of Directors deems relevant.

CONVERTIBLE PREFERRED STOCK

On January 31, 2002, the Company issued 5,000,000 shares of Series C Preferred Stock in conjunction with the acquisition of TCTI by OTG.  Each share of Series C Preferred Stock may be converted by the holder, at its option, at any time, into 0.60 shares of OTG common stock and has a liquidation preference of $5 per share (i.e. an aggregate liquidation preference of $25,000,000).  As discussed above, the holders of the Series C Holders agreed to a standstill agreement.

(d) Recent Sales of Unregistered Securities.

The following information sets forth certain information for all securities sold by the Company during the past three years without registration under the Securities Act of 1933, as amended (the "Securities Act").

In August and September 2001, TCTI sold 300,000 shares of its common stock for a total of $300,000 in cash to its Vice Chairman at arms-length terms.  As discussed below, pursuant to the eModel acquisition, the common shares were exchanged for 161,364 shares of the Company’s Common Stock, restricted under Rule 144 and 318,182 shares of Series C Preferred Stock.

In January 2002, in connection with the eModel acquisition, the former holders of common stock and common stock purchase warrants of eModel, Inc. and Mohamed Hadid, the Company’s Chairman, received an aggregate of 250,000 shares of Common Stock and 5,000,000 shares of Series C Preferred Stock. In the transaction, the holders of eModel common stock and Mr. Hadid received their shares of Common Stock and Series C Preferred upon consummation of the merger of eModel, Inc. with a subsidiary of the Company in exchange for such shares of eModel stock and, in the case of Mr. Hadid, his payment of $500,000 and certain other agreements.  The common stock purchase warrants were assumed by the Company and immediately after consummation of the eModel merger, the holders of such warrants exercised them for shares of Common Stock and Series C Preferred for an aggregate price of $20,000.

In connection with the TCC Merger, Mr. Pearlman and Mr. McDonald each received 581,400 shares of the Company’s Common Stock on September 6, 2002, in exchange for their common stock of TCC (see Recent Developments under Item 1 for additional background and discussion).

With  respect  to  the  issuances  of  securities  referred  to above, the securities were offered and sold by the Company in reliance upon the exemptions provided for in Section 4(2) of the Securities Act.  In this regard, investors were furnished with information regarding the Company and the  offering  and  issuance,  and  each had the opportunity to verify information  supplied.  Additionally,  Company  obtained  a representation from each investor of such investor's intent to acquire the securities for the purpose of investment only, and not with a view toward the subsequent distribution thereof.  The  securities  bear appropriate restrictive legends.

Item 6- Selected Financial Data

The following table sets forth, for the period from inception  (August 22, 2000) through July 31, 2001, and for the twelve months ended July 31, 2002, certain items in the Company's statements of operations, including the percentage of total operating revenues:

	For the Year Ended July 31, 2002		From Inception (August 22, 2000) Through July 31, 2001
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue

Revenue:
Franchise revenue	$ 708,015	3.17%	$1,244,476	25.29%
Developer revenue	1,080,000	4.83%	-	0.00%
Model revenue	18,749,884	83.89%	3,263,583	66.31%
Event revenue	1,812,142	8.11%	-	0.00%
Scout revenue	-	0.00%	413,432	8.40%

Total revenue	22,350,041	100.00%	4,921,491	100.00%

Operating expenses:
Event costs	1,298,489	5.81%	-	0.00%
Franchise operations	3,328,548	14.89%	1,402,015	28.49%
Sales & marketing	7,836,059	35.06%	1,332,556	27.08%
Scouts	2,820,716	12.62%	781,689	15.88%
General & administrative	10,221,019	45.73%	1,971,161	40.05%

Total operating expenses	25,504,831	114.12%	5,487,421	111.50%

Loss from operations	(3,154,790)	(14.12%)	(565,930)	(11.50%)

Other income (expense):
Interest expense	(117,932)	(0.53%)	(7,177)	(0.15%)
Interest income	25,792	0.12%	6,702	0.14%
Gain/(loss) on disposal	233,994	1.05%	(45,586)	(0.93%)
Other expense	(272,390)	(1.22%)	-	0.00%

Total other income (expense)	(130,536)	(0.58%)	(46,061)	(0.94%)

Loss before provision
for income taxes	(3,285,326)	(14.70%)	(611,991)	(12.44%)

Provision for income taxes	-	0.00%	-	0.00%

Net loss	$ (3,285,326)	(14.70%)	$ (611,991)	(12.44%)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.

This Report includes forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecasted. Factors that could cause future results to differ from the Company's expectations include the factors described on page ii of this Report under "Forward-Looking Statements", as well as under “Risk Factors” in Item 1.

Overview

The Company acts principally as a holding company, with two principal operating subsidiaries: TCTI, which markets and operates an on-line database of actors and models and OSI, which currently, under a license agreement dated July 10, 2002, sells franchises and maintains the web site for Edge, a privately held Florida corporation which markets and operates an on-line database of high school athletes who are seeking exposure to college coaches.  Several major shareholders of OTG well as Mark Tolner, currently the CEO of OTG and the past President of OTG, are shareholders in Edge.  OTG also owns certain inactive corporations, which it is holding for future use. Sector PLC and the related Global Communications, Inc. were disposed of on April 12, 2002, resulting in a one-time gain of $233,994.

On  January  31,  2002,  OTG,  Sector Communications Delaware (“Sector”), Inc., a Delaware corporation and a wholly owned subsidiary of OTG and eModel, Inc. (“eModel”), a Delaware  corporation, entered into an agreement  providing for the acquisition of eModel by Options through the merger of eModel into Sector.  Under the terms of the merger eModel shareholders received approximately 55.5% of the fully diluted ownership of the combined company. As such, the Merger has been accounted for as a reverse acquisition of OTG by TCTI, and operating results prior to January 31,

2002 are those of TCTI.

The Company grew at a rapid pace during fiscal 2002 (the period from August 1, 2001 to July 31, 2002), with revenues of $22.4 million compared to $4.9 million in net revenues from August 22, 2000 (the period of inception) to July 31, 2001.  During fiscal 2002, the Company opened 29 offices, implemented a corporate sales system and held two Model events.  As part of the transition from start-up to maturing company, the Company switched accounting systems, had its first formal budget process and modified its refund policies.

Outlook

     The Company intends to continue its sales growth by increasing the productivity of existing offices and upgrading its office and headquarters sales leadership.  Additionally, the Company intends to reduce its cost of sales by reducing commission payments, as a percent of sales, to its salesforce and increase the average retention rate of its customers by introducing a membership program which provides customers with negotiated discounts at relevant national merchants.  The Company expects to realize revenues through OSI’s sale of Edge franchises and may realize revenue through TCTI’s sale of additional international developer rights and the opening of international franchise offices.  The Company also expects to launch a new on-line music database similar to the Company’s current efforts in modeling.  Based on this strategy, the Company expects to achieve sustained profitability during fiscal 2003.  Actual results may vary depending on the Company's results of operations and as a result of the risks described in “Risk Factors” and elsewhere herein.

Significant Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to marketing expenses, customer incentives, bad debts, intangible assets, income taxes, financing operations, contractual obligations, restructuring costs, retirement benefits, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company’s significant accounting policies are more fully described in Note 2  of the Company’s consolidated financial statements. However, certain of the Company’s accounting policies are particularly important in presenting the Company’s financial position and results of its operations.  Certain policies require the application of significant judgment by the Company’s management and thus are subject to an inherent degree of uncertainty. In applying those policies, the Company’s management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on the Company’s historical experience, terms of existing contracts, observance of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

The Company’s significant accounting policies include:

Revenue Recognition. The Company offers an electronic resume posting service (“Comp Card”) for models and actors, sells franchises and master developer agreements, sells additional photography slots on its website and sells model conventions.  In all cases, revenue is recognized net of any contractual payments to franchises and net of any monies which are uncollectable or refunded (directly or via credit card).

For Comp Cards, the Company recognizes revenue when the Comp Cards are made available to registered users on the Company’s web site.  Related monthly maintenance fees are typically billed in arrears and recognized in the month they are billed.

For franchise and master developer sales, the Company recognizes revenue when it has completed all of its obligations related to the sale of the franchise.

For photography slots, the Company generally recognizes revenue when the photographs are made available to registered users on the Company’s web site.

For model conventions, the Company recognizes revenue after the convention is completed.

OTG customers may be offered an installment payment option.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  If the financial condition of the Company’s collective customer base were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

The revenues generated by consulting projects is recognized when the service procedures have been completed or applicable milestones have been achieved.

Deferred Revenue and Deferred Charges. The Company sells its events in advance.  Both revenue and related expenses are considered deferred until the event is completed.

The Company capitalizes appropriate costs under the Financial Accounting Standards Board’s guidelines for the treatment of internally developed software (FASB 86).  These costs have historically been related to the development of the Company’s database and related website and the website developed as part of the license agreement with Edge.

Financial Accounting Standards.  In June 2001, the FASB issued Statement of Financial Accounting Standard No. 141 (“SFAS 141”), Business Combinations and SFAS No.142, Goodwill and Other Intangible Assets. These statements would continue to require recognition of goodwill as an asset but would not permit amortization of goodwill as previously required by Accounting Principles Board (APB) Opinion No. 17, Intangible Assets. In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of.” The primary objective of SFAS No. 144 is to develop one accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. The provisions of this statement are effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged.   The merger of e-model and Sector did not involve any goodwill.  Therefore, application of SFAS 141 did not impact the Company’s financial statements in fiscal 2002.  Under SFAS 142, goodwill is separately tested for impairment using a fair-value-based approach when an event occurs indicating the potential for impairment. Any required goodwill impairment charges would be presented as a separate line item within the operating section of the income statement. The change from an amortization approach to an impairment approach would apply to previously recorded goodwill, as well as goodwill arising from acquisitions completed after the application of the new standard. The Company adopted SFAS No. 142 for its fiscal year beginning July 31, 2001.  None of its goodwill was impaired.  However, it is possible that in the future, the Company would incur less frequent, but larger, impairment charges related to the goodwill already recorded as well as any goodwill arising out of future acquisitions. As these statements have just been issued, it is difficult to predict whether the Company’s future earnings may be subject to significant volatility, particularly on a period-to-period basis.  Application of SFAS No. 144 did not have a material impact on results of operation and financial position in 2002.

Impact of Currency Exchange Rates

A portion of the Company’s Model enrollment revenues are denominated in Australian Dollars. The Company does not enter into foreign exchange forward contracts to hedge against changes in foreign currency exchange rates.   The risk of currency rates to the Company’s operations has been deemed by management to be immaterial.

Analysis of Financial Condition and Results of Operations For the Twelve Months Ended July 31, 2002 Compared to Inception (August 22, 2000) Through July 31, 2001

Total revenues increased by $17,428,550 to $22,350,041 for the year ended July 31, 2002, from $4,921,491 in the period from inception through July 31, 2001, representing an increase of 354%.  Model revenues increased by $15,486,301, or 475%, reflecting the opening of a significant number of physical locations and implementation of a corporate sales system during fiscal 2002, from $3,263,583 in the period from inception through July 31, 2001.  This system, which centralized the “closing” of sales in the Company’s Orlando headquarters, has been adopted by the majority of the Company’s franchises and is used by all of its corporate owned locations.  There were 56 open offices on July 31, 2002, compared to 37 on July 31, 2001.  Event revenue of $1,812,142 for the year ended July 31, 2002 was recognized after a scheduled “Model Convention” and “Model Cruise” were completed in August 2001 and April 2002, respectively.  These events were marketed to existing customers.  There was no comparable event in the year-ago period.  Developer revenue of $1,080,000, from the sale of master developer licenses for the Australia, Canada, China, Singapore and the United Kingdom was recognized during fiscal 2002.  There was no comparable revenue in the prior period.  Franchise revenue declined by $536,461 or 43.1% to $708,015 in fiscal 2002 from $1,244,476 in the period from inception through July 31, 2001, reflecting the cessation of the sale of franchises and the repurchase of franchises by the Company so that it could operate them as owned offices.

Event and operating expenses increased by $20,017,410 to $25,504,831 for the year ended July 31, 2002, from $5,487,421 in the period from inception through July 31, 2001, representing an increase of 365%.  The cost of franchise operations increased by 137%, to $3,328,548 for the year ended July 31, 2002 from $1,402,015 in the period on inception through July 31, 2001, primarily reflecting higher personnel and infrastructure costs directly related to the growth in the number of corporate and franchised physical locations in operation during the current period.  General and administrative costs increased by 418%, to $10,221,019 for the year ended July 31, 2002, from $1,971,161 in the period from inception through July 31, 2001, primarily reflecting higher personnel, telephone, rent, travel and entertainment and consulting charges.  Sales and marketing expenses increased by 488%, to $7,836,059 for the year ended July 31, 2002, from $1,332,556 in the period from inception through July 31, 2001, primarily reflecting the growth in salespeople, sales management and their related expenses.  Scout expenses increased by 261% or $2,039,027, to $2,820,716 for the year ended July 31, 2002 from $781,689 in the period on inception through July 31, 2001, primarily reflecting commission payments which grew as sales grew.

Interest expense was $117,932 for the year ended July 31, 2002 compared with interest expense of $7,177 in the period from inception through July 31, 2001.

The Company sold one of its subsidiaries in the year ended July 31, 2002, Sector Bulgaria, PLC, and recorded a one-time gain of $233,994.  In the period from inception through July 31, 2001 the Company recorded a loss on disposal of $45,586.

The Company wrote a promissory note of $250,000, issued in connection with the disposition of Entervision, Inc. on January 8, 2002, and associated accumulated interest of $12,396 down to $0 due to concerns about the ability of the Company to collect on either the principal balance or accumulated interest of the Note.

As a result of higher costs partially offset by increased sales, net loss increased by $2,673,335 to a loss of $3,285,326 for the year ended July 31, 2002 from a loss of $611,991 in the period from inception to July 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

During the twelve month period ending July 31, 2002, cash provided from operating activities totaled $1,547,238.  The collection of developer revenue, increased accounts payable, issuance of stock to members of management, board of directors, and advisors for services and commitments to the Company in lieu of cash, and collection of deferred event revenue related to completed and future events provided cash to the Company.  This was partially offset by the increased costs, both general and administrative and for franchise operations, associated with the increased scope of headquarters operations and the increased number of non-headquarters locations.

Cash used in investing activities totaled $1,654,881 and can be attributed to property acquisitions of $934,300 required for additional remote offices and a larger headquarters facility.  In addition, franchise rights of $720,581 were purchased in order to optimize cash flow from identified sales territories.

Cash provided by financing activities totaled $219,475 and can be attributed to the issuance of common stock, as well as $505,342 received in connection with the Merger Agreement on January 31, 2002 partially offset by a promissory note for $250,000 issued in connection with the disposition of Entervision, Inc. on January 8, 2002 and the advancement of funds to related parties during the twelve month period ended July 31, 2002. (see Note 3)

Item 8.   Financial Statements

Financial Statements.  The Financial Statements required by this item are included at the end of this report beginning on Page F-1 as follows:

Index to Financial Statements

F-1

Report of Independent Certified Public Accountants

F-2

Consolidated Balance Sheets as of July 31, 2002 and 2001

F-3 – F-4

Consolidated Statements of Operations for the Year Ended

July 31, 2002 and the Period from Inception through July 31,2001

F-5

Consolidated Statements of Changes in Stockholders’ Deficit for

the Year Ended July 31, 2002 and the Period from Inception

through July 31,2001

F-6

Consolidated Statements of Cash Flow for the Year Ended

July 31, 2002 and  the Period from Inception through July 31,2001

F-7 – F-8

Notes to Consolidated Financial Statements July 31, 2002 and 2001

F-9 – F-22

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 10- Directors, Executive Officers, Promoters and Control Person

EXECUTIVE OFFICERS OF THE REGISTRANT

The Company’s executive officers, who are elected and serve at the discretion of the board of Directors, are as follows (all ages are as of July 31, 2002):

Name

Age

Position

Mohamed Hadid

53

Chairman of the Board; Director

Mark Tolner

46

Chief Executive Officer; Director

Gregory T. McDonald

53

President

Anthony Ruben

37

Chief Operating Officer and Acting Chief

  Financial Officer; Director

Neil Mauskaf

37

Chief Technology Officer; Director

David Elliott

49

Senior Vice President of Marketing and Sales

Terri Bears

29

Senior Vice President of New Business Development

Rafiah Kashmiri

61

Director

MOHAMED HADID. Mr. Hadid, has served as the Company's Chairman of the Board since December 1998 and as its Secretary since January 2002. From January 2002 to September 2002, Mr. Hadid also served as the Company's Chief Executive Officer. Since August 1999, Mr. Hadid has served as chairman of the Hadid Development Group, a private property development company. From June 1999 to November 2000, Mr. Hadid served as chairman of The Entertainment Internet, a then public Internet services company. The Entertainment Internet filed for protection under Chapter 11 in 2000, which later was changed to Chapter 7 bankruptcy. Pursuant to the TCC Transaction, Mr. Hadid has agreed to resign from the Company's Board of Directors upon satisfaction by the Company with Section 14(f) of the Exchange Act and Rule 14f-1 promulgated thereunder to accommodate the Board changes contemplated in the TCC Merger Agreement and as discussed above. On November 8, 1999, Mr. Hadid filed a voluntary petition in the U.S. Bankruptcy Court for the Central District of California seeking relief relating to personal matters as of November 22, 2000.

MARK R. TOLNER. Mr. Tolner has served as the Company's President and Chief Executive Officer since August 2001 and September 2002, respectively, and was appointed as a member of the Company's Board of Directors in January, 2002. From April 1999 to August 2001, Mr. Tolner served as president of Entertech Media Group, a non-trading but SEC reporting company engaged in film production and distribution. Prior thereto, from November 1979 to May 1998, Mr. Tolner served as president of Shirlstar (Holdings) Ltd., a United Kingdom venture capital firm. During Mr. Tolner's tenure as president of Entertech Media Group and Shirlstar (Holdings) Ltd., the companies employed approximately 20 and 80 persons, respectively.

GREGORY T. MCDONALD. Mr. McDonald, age 53, has served as the Company's President since September 5, 2002, having been appointed in connection with the acquisition by merger of TCC, of which he was principal stockholder and director. In addition to Mr. McDonald's position with the Company, he also is the president of Trans Continental Records, Inc., a position he has held since August 1999. Mr. McDonald also currently serves as the president of Heritage Entertainment Inc., a position he has held since 1983. Heritage Entertainment is in the entertainment and records industry. Mr. McDonald also serves as the chairman of Management One, LLC, a personal management firm representing recording and performing artists including, Julio Iglesias and Jose Feliciano. Mr. McDonald has held this position since early 2002. Mr. McDonald was the President of spinplanet.com, an Internet based entertainment company. Pursuant to the TCC Merger Agreement, upon satisfaction of Section 14(f) under the Exchange Act and Rule 14f-1 promulgated thereunder, Mr. McDonald is expected to be appointed to the Company's Board of Directors. Mr. McDonald was appointed to the Board of Directors of TCTI on September 5, 2002.

ANTHONY R. RUBEN. Mr. Ruben has served as the Company's Chief Operating Officer since June 2002 and the Company's Acting Chief Financial Officer since July 2002, and was appointed as a member of the Company's Board of Directors in June 2002. Prior thereto, from May 2000 to May 2002, Mr. Ruben served as chief financial officer and treasurer of Compass Knowledge Holdings, Inc., a publicly traded distance learning company. From May 1999 to December 1999, he was the treasurer and vice president of corporate development for Industar Digital PCS, a wireless communications company, and from December 1999 to May 2000 he served as a consultant to Industar and other clients. From March 1997 to May 1999, Mr. Ruben was an investment banker with Tucker Anthony.  Mr. Ruben received his undergraduate degree from the University of Illinois and his MBA from the University of Michigan; he passed the CPA examination in Illinois.

NEIL E. MAUSKAPF. Mr. Mauskapf has served as our Chief Technology Officer since January 2002, and was appointed as a member of our Board of Directors in June 2002. From May 2000 to December 2001, Mr. Mauskapf served as the director of project management for Merchant Wired LLC, a telecommunications company. As director of project management, Mr. Mauskapf managed the implementation of WAN networks. From January 2000 to April 2000, he served as a contractor with Tek Systems, providing consulting services relating to installation and implementation of computer equipment. From June 1999 to December 1999, Mr. Mauskapf served as a staff technician for Robert Half Inc., where he also provided consulting services relating to installation and implementation of computer equipment. Prior thereto, from February 1990 to May 1999, Mr. Mauskapf served in various retail management positions with Bed Bath and Beyond and CompUSA where he managed operations with up to 120 employees and 25 million dollars in revenue.  He holds a BA in Mathematics from University of Missouri, St. Louis, a MA in Political Science from Rutgers University and received an MBA from Indiana University.

TERRI L. BEARS. Ms. Bears, has served as the Senior Vice President of New Business Development of TCTI since July 2000. Prior thereto, Ms. Bears was the director of scouting for eModel, Inc. from May 2000 to September 2000, and held various positions with Studio 58, a division of Modasco, Inc. (whose principal business was the marketing of unrepresented models through Internet web postings), including scout, talent executive and manager from February 2000 to May 2000. From 1997 to 2000 and from 1999 to 2000, Ms. Bears was a teacher with the Brevard County, Florida School District and an educator with the University of Central Florida, respectively.  She earned BA and MA degrees in Education from the University of Central Florida.

DAVID ELLIOTT served as a Senior Vice President of Marketing and Sales of the Company from October 2001 through September 25, 2002.  Mr. Elliot was terminated on September 25, 2002 with three weeks' notice. Mr. Elliott was subsequently engaged as a consultant on October 12, 2002 for a period of nine weeks.  On or about October 18, 1995, Mr. Elliot pled guilty to a federal charge of conspiracy to commit bank fraud in satisfaction of charges brought against him in the United States District Court for the Middle District of Florida and the United States District Court for the District of Columbia.

RAFIAH KASHMIRI has served as a member of the Company's Board of Directors since January 2002. Since 1984, Rafiah Kashmiri has been a principal shareholder, officer and director of Modasco, Inc. Modasco is a privately held company whose principal business is the creation of computer models and simulations and also included, prior to the transfer of the intellectual property relating thereto, the marketing of unrepresented models through Internet web postings. Ms. Kashmiri holds Masters Degrees in nuclear physics and bio physics (with a minor in chemistry) from the University of Kentucky.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of reports furnished to us by our directors, executive officers and beneficial holders of 10% or more of our shares, and upon representations from those persons, all reports required to be submitted by such persons under Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended July 31, 2002 were filed on a timely basis, except as follows:

The Jefferson Trust and Joan Randell as trustee failed to file one Form 3 on a timely basis. This filing related to a single transaction pursuant to which the said trust acquired 5,378,788 shares of Common Stock and 1,060,606 shares of Preferred Stock convertible into 63,636,360 shares of Common Stock (in each case prior to the effectiveness of the 100-to-1 reverse stock split).

The Morgan Trust and R. Edward Bell as trustee failed to one Form 3 on a timely basis.  This filing related to a single transaction pursuant to which the said trust acquired 5,378,788 shares of Common Stock and 1,060,606 shares of Preferred Stock convertible into 63,636,360 shares of Common Stock (in each case prior to the effectiveness of the 100-to-1 reverse stock split).

  The Paramount Trust and Rafiah Kashmiri as trustee failed to file one Form 3 on a timely basis. This filing related to a single transaction pursuant to which the said trust acquired 5,378,788 shares of Common Stock and 1,060,606 shares of Preferred Stock convertible into 63,636,360 shares of Common Stock (in each case prior to the effectiveness of the 100-to-1 reverse stock split).

Mohamed Hadid failed to timely file one Form 3 on a timely basis.  This filing related to a single transaction pursuant to which Mr. Hadid acquired 7,250,000 shares of Common Stock and 1,500,000 shares of Preferred Stock convertible into 90,000,000 shares of Common Stock (in each case prior to the effectiveness of the 100-to-1 reverse stock split), and to the reporting of his status as an officer and director of the Company. This filing incorrectly reported that the number of shares of Common Stock acquired was 10,851,852, and Mr. Hadid has not filed an Amendment to his Form 3 to correct this error.

Mark R. Tolner failed to file one Form 4 on a timely basis.  This filing related to three transactions pursuant to which Mr. Tolner received (i) a stock award of 1,000,000 shares of Common Stock, (ii) a grant of options to purchase 3,036,000 shares of Common Stock, and (iii) a grant of options to his spouse to purchase 19,998 shares of Common Stock (in each case prior to the effectiveness of the 100-to-1 reverse stock split).

Anthony Ruben failed to file one Form 3 on a timely basis.  This filing related to a single transaction pursuant to which Mr. Ruben received a grant of options to purchase 6,000,000 shares of Common Stock (prior to the effectiveness of the 100-to-1 reverse stock split), and to the reporting of his status as an officer and director of the Company.  The Form 3 was ultimately filed on or about July 31, 2002.

Neil Mauskapf failed to file two Forms 3 on a timely basis. The first filing related to the reporting of his status as an officer of the Company.  The second filing related to a single transaction pursuant to which he received a grant of options to purchase 207,000 shares of Common Stock (prior to the effectiveness of the 100-to-1 reverse stock split).  The Form 3 was ultimately filed on or about July 31, 2002.

David Elliot failed to file one Form 3 on a timely basis. This filing related to a single transaction pursuant to which he received a grant of options to purchase 3,450,000 shares of Common Stock (prior to the effectiveness of the 100-to-1 reverse stock split), and to the reporting of his status as an officer of the Company.  The Form 3 was ultimately filed on or about July 31, 2002.

Paul Glover, who was removed as a director in June 2002, failed to file a report with respect to the termination of his status as a reporting person under Section 16(a).

Item 11- Executive Compensation

The following table provides information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal year ended July 31, 2002 of those persons who were the chief executive officer of the Company, and the four other most highly compensated (based upon combined salary and bonus) executive officers of the Company (“Named Executive Officers”).

Name and Principal position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payout ($)
Mohamed Hadid Chairman & CEO	FY 2002 FY 2001 FY 2000	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	0 0 0	$0 $0 $0
Mark Tolner President (1) (2)	FY 2002 FY 2001 FY 2000	$117,115 $0 $0	$0 $0 $0	$2,977 $0 $0	$70,000 $0 $0	30,360 0 0	$0 $0 $0
David Elliott Exec VP Sales (3) (4)	FY 2002 FY 2001 FY 2000	$18,423 $0 $0	$341,589 $0 $0	$13,497 $0 $0	$0 $0 $0	34,500 0 0	$0 $0 $0
Neil Mauskapf CTO (5)	FY 2002 FY 2001 FY 2000	$48,077 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	2,070 0 0	$0 $0 $0
Teri Bears Sr. VP New Business Development (6)	FY 2002 FY 2001 FY 2000	$96,810 $56,840 $0	$0 $0 $0	$158,019 $6,200 $0	$0 $0 $0	0 8,625 0	$0 $0 $0
Anthony Ruben COO (7)	FY 2002 FY 2001 FY 2000	$30,770 $0 $0	$0 $0 $0	$1,958 $0 $0	$0 $0 $0	60,000 0 0	$0 $0 $0

All option counts above reflect the 100-to-1 reverse split effected on September 20, 2002.

(1) Mr. Tolner has served as the Company's President and Chief Executive Officer since August 2001 and September 2002, respectively, and was appointed as a member of the Company's Board of Directors in January, 2002.

 (2) As a part of the employment agreement, Mr. Tolner received a stock grant of 10,000 common restricted shares of Options Talent Group.  Mr. Tolner’s employment agreement was amended on June 17, 2002 to include participation in the sales performance bonus program detailed in the employment agreements section.

(3) David Elliott serves in the capacity of Executive Vice-President of Sales and Marketing and has been in that position since joining the Company in November of 2001.  His primary compensation is a per sale commission.  As a part of his compensation package a vehicle allowance is paid by the Company.  For this fiscal year the vehicle allowance was $9,946.  Mr. Elliott was also granted an option of 34,500 shares of common stock to vest according to the provisions of the stock option plan in place at the time of his employment.  Mr. Elliott has not exercised any stock options.

(4)  In addition, Mr. Elliott is entitled to participate in all Company sponsored benefit programs at Company expense.  For fiscal year 2002, the premiums paid on behalf of Mr. Elliott equaled $3,552.

(5) Neil Mauskapf serves in the capacity of Chief Technology Officer and has been in that position since joining the Company in January of 2001.  Mr. Mauskapf receives an annual salary of $100,000 per year. Mr. Mauskapf was also granted an option of 2,070 shares of common stock to vest according to the provisions of the stock option plan in place at the time of his employment.   Mr. Mauskapf has not exercised any stock options.

(6) Terri Bears serves in the capacity of Senior Vice President of New Business Development and has been in that position since July 2000.  Her compensation is composed of a base salary of $78,000 per year plus a commission based on the sale of franchises.  Ms. Bears was also granted an option of 8,625 shares of common stock to vest according to the provisions of the stock option plan in place at the time of her employment.  Ms Bears has not exercised any stock options.

(7)  Anthony Ruben has served in the capacity of Chief Operating Officer since June 10, 2002.

Stock Option Grants

The following table sets forth information regarding grants of stock options during fiscal year ending July 31, 2002 made to the Named Executive Officers who have received Company option grants.

Stock Option Grants In Fiscal 2002

Name	Number of Securities Underlying Stock Options Granted (#)	Percent of Total Stock Options Granted to Employees in Fiscal Year 2002	Exercise or Base Price ($/Sh)	Market Price on Date of Grant	Expiration
David Elliott (1)	34,500	14.52%	$1.45	$1.45	Oct 2012
Neil Mauskapf (2)	2,070	0.87%	$6.00	$6.00	Jan 2012
Anthony Ruben (3)	60,000	25.25%	$4.00	$4.00	July 2012
Mark Tolner (4)	30,360	12.78%	$1.45	$16.00	Jan 2012

The above stock options and exercise prices reflect the 100-to-1 reverse split effected on September 20, 2002.

(1)

The stock options granted to Mr. Elliott during the last fiscal year were incentive stock options granted pursuant to the Company’s 2002 Stock Option Plan.  Of these options, none have vested.  The remaining 34,500 options vest at the rate of 11,500 each on October 15, 2002, October 15, 2003, and October 15, 2004.  The options expire ten (10) years from the vesting date.  None of these options have been exercised.

(2)

The stock options granted to Mr. Mauskapf during the last fiscal year were incentive stock options granted pursuant to the Company’s 2002 Stock Option Plan.  Of these options, none have vested.  The remaining 2,070 options vest at the rate of 690 each on January 28, 2003, January 28, 2004, and January 28, 2005.  The options expire ten (10) years from the vesting date.  None of these options have been exercised.

(3)

The stock options granted to Mr. Ruben during the last fiscal year were incentive stock options granted pursuant to the Company’s 2002 Stock Option Plan.  Of these options, none have vested.  The remaining 60,000 options vest at the rate of 20,000 each on July 24, 2003, July 24, 2004, and July 24, 2005.  The options expire ten (10) years from the vesting date.  None of these options have been exercised.

(4)

The stock options granted to Mr. Tolner during the last fiscal year were incentive stock options granted pursuant to the Company’s 2002 Stock Option Plan.  Of these options, none have vested.  The remaining 30,360 options vest at the rate of 10,120 each on January 31, 2003, January 31, 2004, and January 31, 2005.  The options expire ten (10) years from the vesting date.  None of these options have been exercised.

FISCAL YEAR-END OPTION VALUES

The following table sets forth the number and value of options held by the executive officers named in the Summary Compensation Table at July 31, 2002. No stock options were exercised by such executive officers during the fiscal year ended July 31, 2002.

Fiscal Year-End Option Values

Name	Number of Securities Underlying Unexercised Options at Fiscal Year-End (1) (2)	Value of Unexercised in-the-money Options at Fiscal Year- End (3)
Mark Tolner (4)	30,360	$168,498
Neil Mauskapf (5)	2,070	$2,070
Anthony Ruben (6)	60,000	$180,000
David Elliott (7)	34,500	$191,475
Terri Bears (8)	8,625	$47,869

_______________

(1) Number of securities has been retroactively adjusted to reflect the 100-to-1 reverse stock split effected on September 20, 2002.

(2) All of the options listed in the table were unexercisable as of July 31, 2002.

(3) In-the-money options are those for which the fair market value of the underlying Common Stock exceeds the exercise price of the option. The value of in-the-money options is determined by subtracting the aggregate exercise price of such options or warrants from the aggregate year-end value of the underlying Common Stock.

(4) Prior to the reverse stock split, the number of shares underlying Mr. Tolner’s options was 3,036,000.

(5) Prior to the reverse stock split, the number of shares underlying Mr. Mauskapf’s options was  207,000.

(6) Prior to the reverse stock split, the number of shares underlying Mr. Ruben’s options was  6,000,000.

(7) Prior to the reverse stock split, the number of shares underlying Mr. Elliot’s options was  3,450,000.

(8) Prior to the reverse stock split, the number of shares underlying Ms. Bears’ options was 862,500.

Tolner Employment Agreement.  The Company entered into an employment agreement with Mark R. Tolner dated January 28, 2002, subsequently amended as of June 17, 2002 and September 5, 2002.  The amended agreement provides for Mr. Tolner’s employment as Chief Executive Officer for a five-year term.  Mr. Tolner is entitled to base salary of $150,000 per annum, subject to an annual cost of living increase equal to three percentage points above the percentage increase in the consumer price index during the preceding calendar year.  As bonus compensation for the first year of employment, Mr. Tolner received a stock grant of 1 million restricted shares (subsequently adjusted to 10,000 shares pursuant to the 100-to-1 reverse stock split) of the Company’s common stock under the Company’s Management Incentive Compensation Plan. Mr. Tolner is also entitled to a sales performance bonus of (i) $10 per customer enrolled on the Company’s web site plus (ii) $10 for each $500 of gross sales of cruises and trips, to the extent such enrollments and sales are generated by the Company’s Orlando, Florida sales office. However, if the bonus calculation for any month is less than $20,000, then Mr. Tolner’s sales performance bonus for such month is forfeited (without any carryforward of revenues to the next month).  In addition, the Company pays the premiums for Mr. Tolner’s participation in all life, group insurance, medical care, disability, retirement and other employee benefit plans maintained by the Company.  Mr. Tolner is entitled to severance benefits if he is terminated without cause, or if he voluntarily resigns as a result of a change of control or for enumerated reasons including demotion, reduction of salary, relocation, assignment of duties that impair his ability to perform his obligations, or breach of the employment agreement by the Company.  In such circumstances, Mr. Tolner will be entitled to (i) a lump sum payment equal to all base salary (at the then-highest annual rate) that would have been payable for the period from the termination of employment through January 28, 2007; (ii) a payment of $10 per model enrolled on the Company’s web site for the period from the termination of employment through January 28, 2007 (without limitation as to which office generates such enrollments or sales); (iii) full medical coverage for Mr. Tolner and his spouse and minor children until he reaches age 65; (iv) accelerated vesting of all options, warrants and other stock appreciation rights held by Mr. Tolner; (v) continued funding by the Company, for the remainder of the employment period (but in any event not less than a period of one year after termination), of all benefits to which Mr. Tolner is entitled under the employment agreement; and (vi) reduction of the period of Mr. Tolner’s non-competition and non-solicitation covenants under the employment agreement from 18 months to 12 months.  For purposes of triggering these severance provisions, the merger transaction with TCCI is not deemed a change of control. The employment agreement also provides that, upon any termination of Mr. Tolner’s employment agreement, he may upon mutual agreement provide consulting services to the Company at a rate of $300 per hour, which compensation would be in addition to any severance payments to which he is otherwise entitled.  Mr. Tolner has entered into a separate agreement among the consultants and Mr. Pearlman and Mr. McDonald with respect to the ability to waive bonus compensation as described in Item 13.

Ruben Employment Agreement.  The Company entered into an employment agreement with Anthony Ruben dated May 1, 2002, amended as of May 1, 2002.  The agreement provides for Mr. Ruben’s employment as Chief Operating Officer for a three-year term.  Mr. Ruben is entitled to base salary of $160,000 per annum. For each fiscal quarter in which the Company generates earnings before taxes, depreciation, amortization, one-time and impairment charges and write-offs (EDITDA) of at least $1,250,000, Mr. Ruben is entitled to bonus compensation equal to a percentage of EBITDA, which percentage can range between 1.0% to 2.0% depending on the ratio of EBITDA to Net Sales for the applicable quarter.  The Company also agreed to issue to Mr. Ruben options to purchase 6 million shares (subsequently adjusted to 60,000 shares pursuant to the 100-to-1 reverse stock split) of common stock of the Company. In addition, the Company pays the premiums for Mr. Ruben’s participation in all life, group insurance, medical care, disability, retirement and other employee benefit plans maintained by the Company.  Mr. Ruben is entitled to severance benefits if he is terminated without cause, or if he voluntarily resigns as a result of a change of control or for enumerated reasons including demotion, reduction of salary, relocation, assignment of duties that impair his ability to perform his obligations, or breach of the employment agreement by the Company.  In such circumstances, Mr. Ruben will be entitled to (i) a lump sum payment equal to twice the sum of his highest base salary plus highest bonus for any year within the 3-year period preceding termination (or the annualized sum of base salary plus maximum bonus for the year in which termination occurs); (ii) accelerated vesting of all options, warrants and other stock appreciation rights held by Mr. Ruben; (iii) continued funding by the Company, for the remainder of the employment period (but in any event not less than a period of one year after termination), of all benefits to which Mr. Ruben is entitled under the employment agreement; and (iv) reduction of the period of Mr. Ruben’s non-competition and non-solicitation covenants under the employment agreement from 18 months to 12 months.

Pearlman Employment Agreement.  The Company entered into an employment agreement with Louis J. Pearlman dated September 5, 2002, providing for his employment as Chairman of the Board for a five-year term.  Mr. Pearlman is entitled to base salary of $150,000 per annum, subject to an annual cost of living increase equal to three percentage points above the percentage increase in the consumer price index during the preceding calendar year.  Mr. Pearlman is also entitled to a sales performance bonus of (i) $10 per customer enrolled on the Company’s web site plus (ii) $10 for each $500 of gross sales of cruises and trips, to the extent such enrollments and sales are generated by the Company’s Orlando, Florida sales office. However, if the bonus calculation for any month is less than $20,000, then Mr. Pearlman’s sales performance bonus for such month is forfeited (without any carryforward of revenues to the next month). In addition, the Company has agreed to pay the premiums for Mr. Pearlman’s participation in all life, group insurance, medical care, disability, retirement and other employee benefit plans maintained by the Company.  Mr. Pearlman is entitled to severance benefits if he is terminated without cause, or if he resigns as a result of a change of control or for enumerated reasons including demotion, reduction of salary, relocation, assignment of duties that impair his ability to perform his obligations, or breach of the employment agreement by the Company.  In such circumstances, Mr. Pearlman will be entitled to (i) a lump sum payment equal to twice the sum of his highest base salary plus highest bonus for any year within the 3-year period preceding termination (or the annualized sum of base salary plus maximum bonus for the year in which termination occurs); (ii) accelerated vesting of all options, warrants and other stock appreciation rights held by Mr. Pearlman; (iii) continued funding by the Company, for the remainder of the employment period (but in any event not less than a period of one year after termination), of all benefits to which Mr. Pearlman is entitled under the employment agreement; and (iv) reduction of the period of Mr. Pearlman’s non-competition and non-solicitation covenants under the employment agreement from 18 months to 12 months.  Mr. Pearlman has entered into a separate agreement among the consultants and Mr. Tolner and Mr. McDonald with respect to the ability to waive bonus compensation as described in Item 13.

McDonald Employment Agreement.  The Company entered into an employment agreement with Gregory T. McDonald dated September 5, 2002, providing for his employment as President of the Company for a five-year term.  Mr. McDonald is entitled to base salary of $150,000 per annum, subject to an annual cost of living increase equal to three percentage points above the percentage increase in the consumer price index during the preceding calendar year. Mr. McDonald is also entitled to a sales performance bonus of (i) $10 per customer enrolled on the Company’s web site plus (ii) $10 for each $500 of gross sales of cruises and trips, to the extent such enrollments and sales are generated by the Company’s Orlando, Florida sales office. However, if the bonus calculation for any month is less than $20,000, then Mr. McDonald’s sales performance bonus for such month is forfeited (without any carryforward of revenues to the next month). In addition, the Company has agreed to pay the premiums for Mr. McDonald’s participation in all life, group insurance, medical care, disability, retirement and other employee benefit plans maintained by the Company.  Mr. McDonald is entitled to severance benefits if he is terminated without cause, or if he resigns as a result of a change of control or for enumerated reasons including demotion, reduction of salary, relocation, assignment of duties that impair his ability to perform his obligations, or breach of the employment agreement by the Company.  In such circumstances, Mr. McDonald will be entitled to (i) a lump sum payment equal to twice the sum of his highest base salary plus highest bonus for any year within the 3-year period preceding termination (or the annualized sum of base salary plus maximum bonus for the year in which termination occurs); (ii) accelerated vesting of all options, warrants and other stock appreciation rights held by Mr. McDonald; (iii) continued funding by the Company, for the remainder of the employment period (but in any event not less than a period of one year after termination), of all benefits to which Mr. McDonald is entitled under the employment agreement; and (iv) reduction of the period of Mr. McDonald’s non-competition and non-solicitation covenants under the employment agreement from 18 months to 12 months.  Mr. McDonald has entered into a separate agreement among the consultants and Mr. Pearlman and Mr. Tolner with respect to the ability to waive bonus compensation as described in Item 13.

Under the above employment agreements, for each customer enrolled on the Company’s web site (at a current cost of $595 per enrollment) through the Orlando office, and for each $500 of gross sales of cruises and trips produced by the Orlando office, the Company pays out an aggregate of $30 in commissions, in each case subject to the minimum monthly revenue target being achieved.

Compensation of Directors

Directors receive no compensation for serving on the Board of Directors.  Directors who are also employees receive no additional remuneration.

Item 12. Security Ownership of Management and Principal Stockholders

The following table sets forth data as of October 15, 2002 concerning the beneficial ownership of common shares by (i) the persons known to the Company to beneficially own more than 5% of the outstanding common shares, (ii) all directors and nominees and each Named Executive Officer (as defined under "Executive Compensation" below) and (iii) all directors and executive officers as a group. This table reflects options and warrants that have vested or will vest within the next 60 days and which are exercisable.

Common Stock

Obtainable Upon

Options/Warrants

Name and Address of

Shares of Common

Conversion of

for Common

Total

Percentage

Beneficial Owner

Stock Owned

Preferred Stock(5)

 Stock Owned(8)

Shares Owned

(7)(9)

Management

Mohamed Hadid(1)(11)

72,500

900,000

0

972,500

30.37%

Louis Pearlman(12)

581,400

0

0

581,400

25.25%

Gregory McDonald(12)

581,400

0

0

581,400

25.25%

Mark Tolner(1)(4)(6)

11,500

0

0

11,500

*

Terri Bears(3)

0

0

5,750

5,750

*

All officers, directors and

Advisory Board

As a Group (5 persons)

1,246,800

900,000

5,750

2,152,550

67.10%

Other Principal Stockholders

Jefferson Trust and Joan

Randell, sole Trustee of the

Jefferson Trust (10)(11)

53,788

636,364

0

690,152

23.49%

Morgan Trust and Edward

Bell, sole Trustee of

Morgan Trust (10)(11)

53,788

636,364

0

690,152

23.49%

Paramount Trust and

Rafiah Kashmiri, sole

Trustee of the

Paramount Trust (10)(11)

53,788

636,364

0

690,152

23.49%

____________

* Indicates less than one percent.

(1)  Individuals who are both officers and directors.

(2)  Individuals who are directors only.

(3)  Individuals who are officers only.

(4) On February 22, 2002, Mark Tolner was granted 10,000 shares under the terms of the Employment Agreement.

(5)  On July 16, 2002, selected members of the Company’s Advisory Board were awarded shares in return for their advice to the Company and participation on the Advisory Board.

(6) Includes 1,500 shares of common stock owned by Mr. Tolner’s wife, Cynthia Klein.

(7) All percentages have been determined as of July 31, 2002 in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock which such person has the right to acquire within 60 days of July 31, 2002.

(8)  Reflects options granted under our option plans which may be exercised within the next 60 days.

(9)  In accordance with the rules of the SEC, the percentage shown in this column opposite the name of each person has been computed assuming the exercise of any options held by such person or group and that no exercises by others have occurred.  Based upon 2,302,165 issued and outstanding common shares and all options, warrants, and other convertible instruments (i.e., the Series “C” Convertible Preferred) that may be either exercised or converted into common stock within the next 60 days.  Each share of the Series C Preferred Stock is convertible into 60 shares of OTG common stock, then reduced by the 100-to- reverse split on September 20, 2002.

(10)  Mrs. Joan Randell, the wife of Mr. Randell, is the sole Trustee of The Jefferson Trust, whose beneficiaries are the Randell’s children.  Mr. Bell is the Trustee of The Morgan Trust, and is a beneficiary, in addition to Mr. Bell's spouse and child of The Morgan Trust.  Rafiah Kashmiri, the mother of Mr. DeFrawy, is the Trustee and Beneficiary of The Paramount Trust

(11) A Stockholders' Agreement was entered into on January 14, 2002 among the Company, Mohamed Hadid, Graye Capital Ltd., Homesite Capital, Ltd., Fortune Multimedia, Ltd., each a British Virgin Islands corporation (collectively, the “BVI Corporations”), Richard J. Walk and The Jefferson Trust, Morgan Trust and Paramount Trust (collectively, “the Trusts”), pursuant to which Mr. Hadid and the BVI Corporations have granted irrevocable proxies with respect to their capital stock of the Company to each of the Trusts, apportioned as equal as possible. In accordance with the Certificate of the Designations, Powers, Preferences and Rights of the Series C Convertible Preferred Stock of the Company, the holders of a majority of the Series C Preferred Stock are entitled to elect three of the five members of the Board, and pursuant to the Stockholders' Agreement, the Trusts have agreed to vote their shares of capital stock of the Company and those shares over which they have a proxy in favor of one Series C Preferred Board nominee designated by each of Jefferson, Paramount and Morgan.

(12)  In connection with the acquisition by merger of Trans Continental Classics, Inc., Messrs. Louis J. Pearlman and Gregory T. McDonald, the sole stockholders of TCC (the "Former TCC Stockholders"), received in exchange for their shares of common stock in TCC and the agreements and covenants of Mr. Pearlman an aggregate initial issuance of 116,280,000 (or 1,162,800 after taking into account the 100-to-1 reverse stock split) shares of Common Stock of the Company (the "Initial Shares"). In addition, the Company agreed to issue to the Former TCC Stockholders an additional number of shares of Common Stock, upon the completion of the then contemplated 100-to-1 reverse split of the Company's Common Stock with a corresponding decrease in the authorized shares of Common Stock from 500,000,000 to 5,000,000 and a subsequent contemplated increase of the authorized number of shares of Common Stock back to 500,000,000 shares of Common Stock, equal to that number of shares which, when added to the Initial Shares (as adjusted for the reverse split), would equal 51% of the issued and outstanding shares of Common Stock of the Company as of the closing date of the TCC acquisition on a fully diluted basis (including the Company's Series C Convertible Preferred Stock ("Series C Preferred Stock") on an as-converted into shares of Common Stock basis).

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	48,468,270	$0.0337	5,431,072
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	48,468,270	$0.0337	5,431,072

Item 13- Transactions with Management and Other Related Parties

CORTES RANDELL; RELATIONSHIP TO THE JEFFERSON TRUST AND MADISON CONSULTING COMPANY; INDEMNIFICATION, REIMBURSEMENT AND SECURITY AGREEMENT; OTHER RELATED TRANSACTIONS

General.  As previously discussed, The Jefferson Trust, of which Joan Randell, the wife of Cortes Randell, is the sole Trustee and with respect to which their children are the sole beneficiaries, is the record owner of 53,788 shares of Common Stock and 1,060,606 shares of Series C Preferred Stock, which convert into 636,364 shares of Common Stock, totaling, assuming conversion of the Series C Preferred Stock, 690,152 shares of Common Stock, or 13.0% of the Company’s Common Stock as of October 15, 2002.  See “Item 12. Security Ownership of Management and Principal Stockholders” for additional information.  Mr. Randell, through a consulting agreement between the Company and Madison Consulting Company provides consulting services to the Company and TCTI.  Mr. Randell was the former chairman of the board and chief executive officer of TCTI (then eModel, Inc.) prior to its acquisition by the Company in January 2002, and held similar positions with Corporate Media Services, Inc. (“CMS”), a consulting company providing consulting services to the Company and TCTI as discussed below.  Mr. Randell is the sole owner of CMS.

Mr. Randell pled guilty 27 years ago (1975) to four related securities fraud charges.  In 1979, Mr. Randell was convicted of mail and securities fraud and related charges.  In 1995, Mr. Randell entered into a Consent Order with the Federal Trade Commission (“FTC”) arising out of allegations by the FTC that Financial News Service Group, Inc., a company in which Mr. Randell was an officer, director and principal shareholder, had entered into an anti-competitive agreement with Reuters America, Inc. regarding the production and sale of fast turnaround news transcripts, thereby restricting competition, allocating markets and restraining prices.  Under the Consent Order, Mr. Randell agreed not to enter into any agreement with Reuters America, Inc. relating to fast turnaround news transcripts and not to enter into any agreements to allocate or divide customers or markets or to maintain resale prices in the news transcript business.

Indemnification Agreement.  Mr. Randell presently guarantees, or acts as principal on behalf of the Company and/or TCTI with respect to, various equipment leases of the Company and/or TCTI which aggregate approximately $200,000 and additionally guarantees the Company’s and/or TCTI’s obligations under certain merchant accounts, primarily with the Provident Bank, which relate to the bank’s processing of credit card transactions by individuals purchasing the services of the Company (the “Merchant Account Guarantees”).  The aggregate amount of Merchant Account Guarantees is approximately $2,300,000.  The ability of the Company and TCTI to access and have available to it merchant accounts is viewed by the Company as critical to its present and ongoing business, and the loss of Mr. Randell as a guarantor of these obligations would have a material adverse impact on the business of the Company.

On January 14, 2002, the Company and TCTI (together, the “Debtors”) and Mr. Randell entered into an Indemnification, Reimbursement and Security Agreement, as amended on January 31, 2002 (the “Indemnification Agreement”), in connection with the guarantees and obligations undertaken by Mr. Randell as discussed in the preceding paragraph (the “Guaranties”).  The Indemnification Agreement provides that the Debtors will indemnify and defend Mr. Randell from any liabilities incurred or paid by him with respect to his personal guarantees of TCTI’s obligations to certain of its creditors, lessors and equipment vendors.  The Company has granted to Randell a first priority security interest in all of its existing and after-acquired tangible and intangible property including accounts receivable and its database of models. The Company agreed to maintain insurance policies with respect to its properties and business designating Mr. Randell as loss payee under such policies. If any amounts become due and payable to Mr. Randell, they will bear interest at the rate of 7% per annum until fully paid.

Consulting Agreement with Madison Consulting Company.  The Company is also a party to a consulting agreement with Madison Consulting Company ("MCC"), which renders certain consulting services to the Company, principally through Mr. Randell.  The consulting services rendered by Mr. Randell are principally rendered to the Company's Board of Directors, Chief Financial Officer and such accounting personnel as the Chief Financial Officer may direct.  These services principally relate to the cash management function of the business and consist of ongoing analysis of the Company's cash position, the monitoring of revenue inflow to the Company through credit card sales and direct consumer payments, the monitoring of refunds to consumers and charge backs, the reconciliation of the daily financial status of the Company to assist the Company in not incurring an overdraft position, and advising with respect to account payable disbursements other than normal and recurring payroll and regular recurring payments, such as for rent and utilities.  The foregoing consulting services are intended to benefit and facilitate the Company in its regular operations and are also intended to assist Mr. Randell in monitoring his ongoing exposure as a guarantor of the Company's obligations.  Other than the foregoing consulting in the cash management function of the business, Mr. Randell does not control or direct the Company's external auditors or internal accounting personnel; does not prepare, direct or give input into the general ledger of the Company or other books and records of the Company; does not enter, participate or direct the entry of data into the Company's software accounting system; and does not engage in any activities relating to accounting.

The cash management functions of the Company as to which Mr. Randell renders consulting services are, however, significant aspects of the Company's operations and, in that context, Mr. Randell and his consulting company may be viewed as making significant contributions to the business of the Company.  The Company, however, does not view itself as being dependent upon Mr. Randell, other than for his continuing guarantee, as previously discussed.  While the loss of Mr. Randell as a guarantor of the Company would have a material adverse effect on the Company's business, the loss of Mr. Randell with respect to his availability to render ongoing consulting services would not have an adverse effect upon the Company, and the Company does not view itself to be dependent upon Mr. Randell with respect to those services.  The Company believes that it could either recruit direct employees or engage outside consultants to render the same or similar services as those rendered by Mr. Randell.

During fiscal 2002 and for the period from inception through July 31, 2001, the Company paid MCC, for services provided by Mr. Randell, $320,394 and $39,268, respectively in consulting fees and bonuses.

Amounts Due from Mr. Randell and MCC.  Mr. Randell owed the Company $300,687 as of July 31, 2002.  This amount includes amounts due upon a $199,000 5% promissory note, dated April 30, 2002 and maturing on April 30, 2003, and $98,180 relating to the Company’s acquisition of TCTI (then eModel, Inc.) in January 2002.  The $98,180 loan has no stated maturity date and does not accrue interest.  As of July 31, 2002, MCC also owed the Company $20,147 relating advances made by TCTI to MCC during fiscal 2002.

The other material terms of the MCC consulting agreement are separately described below.

ALEC DEFRAWY AND RELATIONSHIP TO THE PARAMOUNT TRUST AND GENERAL SERVICES CORPORATION

General.  Through a consulting agreement between the Company and General Services Corporation (“GSC”), Ayman A. El-Difrawi (who is referred to herein as “Alec DeFrawy”) renders consulting services to the Company and TCTI, as described below.  Mr. DeFrawy is the son of Rafiah Kashmiri, a director of the Company.  Ms. Kashmiri is also the trustee and a beneficiary of The Paramount Trust, which Trust, as previously disclosed, is the record owner of 53,788 shares of Common Stock and 1,060,606 shares of Series C Preferred Stock, which convert into 636,364 shares of Common Stock, totaling, assuming conversion of the Series C Preferred Stock, 690,152 shares of Common Stock, or 13.0% of the Company’s Common Stock as of October 15, 2002.  See “Item 12. Security Ownership of Management and Principal Stockholders” for additional information.

In relation of a 1991 offence, in 1995, Mr. DeFrawy pled guilty to a criminal charge of conspiracy to commit bank fraud and wire fraud.  This charge arose from the same indictment to which Mr. Elliot pled guilty in the United States District Court for the District of Columbia.  As part of his sentence, Mr. DeFrawy was ordered to pay restitution.

Consulting Agreement with General Services Corporation.  The Company is a party to a consulting agreement with GSC, which renders certain consulting services to the Company, principally performed by Mr. DeFrawy.  GSC is owned by Ms. Kashmiri and her husband.  Pursuant to the consulting agreement, Mr. DeFrawy advises the Company on website design, promotional and training video development, creation of promotional and training books, advertising and future television productions, special events planning, and other duties assigned by the Company.

The Company does not view itself as being dependent upon GSC or Mr. DeFrawy.  The loss of Mr. DeFrawy with respect to his availability to render ongoing consulting services would not have a material adverse effect upon the Company, and the Company does not view itself to be dependent upon GSC and Mr. DeFrawy with respect to those services.  The Company believes that it could either recruit direct employees or engage outside consultants to render the same or similar services as those rendered by GSC and Mr. DeFrawy.

During fiscal 2002 and for the period from inception through July 31, 2001, the Company paid GSC, for services provided by Mr. DeFrawy, $274,798 and $64,862, respectively, in consulting fees and bonuses.

The other material terms of the GSC consulting agreement are separately described below.

Amounts Due From GSC. GSC owes TCTI, as of July 31, 2002, $35,647 as a result of non-interest bearing advances made during fiscal 2002.  The Company expects that these amounts will be repaid within twelve months from the date of this Form 10-KSB.

RALPH EDWARD BELL AND RELATIONSHIP TO THE MORGAN TRUST AND CORPORATE MEDIA SERVICES.

General.  Through a consulting agreement between the Company and Corporate Media Services, Inc., Ralph Edward Bell renders consulting services to the Company and TCTI, as described below.  Mr. Bell is the sole trustee of the Morgan Trust, and is a beneficiary, in addition to Mr. Bell’s spouse and children, under such Trust.  The Morgan Trust, as previously disclosed, is the record owner of 53,788 shares of Common Stock and 1,060,606 shares of Series C Preferred Stock, which convert into 636,364 shares of Common Stock, totaling, assuming conversion of the Series C Preferred Stock, 690,152 shares of Common Stock, or 13.0% of the Company’s Common Stock as of October 15, 2002.  See “Item 12. Security Ownership of Management and Principal Stockholders” for additional information.

In 1999, the FTC commenced an action against Mr. Bell seeking permanent injunctive and other relief relating to alleged unfair and deceptive acts or practices in connection with the advertising, promotion, offering for sale of talent management services for aspiring models or actors.  In addition to Mr. Bell, other defendants included Model 1, Inc., Creative Talent Management, Inc. and Jason Hoffman who is also a consultant to TCTI through CMS as an office liaison and travel coordinator.  Mr. Bell entered into a Final Consent Order without admitting or denying the allegations of the complaint and was permanently enjoined, among other things, from making or assisting others to make any false or misleading oral or written representation in connection with the offer or sale of any goods or services for aspiring or professional actors and models.  The foregoing FTC action and Consent Order was commenced and entered in the United States District Court for the Eastern District of Virginia, Civil Action No. 99-737A.

Consulting Agreement with CMS. The Company is a party to a consulting agreement with CMS, which renders certain consulting services to the Company, principally performed by Mr. Bell.  Mr. Randell is the sole owner of CMS.  Pursuant to the consulting agreement, Mr. Bell advises the Company on sourcing new and replacement offices and facilities, internal office design, office outfitting, and other duties assigned by the Company.

The Company does not view itself as being dependent upon CMS or Mr. Bell.  The loss of Mr. Bell with respect to his availability to render ongoing consulting services would not have a material adverse effect upon the Company, and the Company does not view itself to be dependent upon CMS and Mr. Bell with respect to those services.  The Company believes that it could either recruit direct employees or engage outside consultants to render the same or similar services as those rendered by CMS and Mr. Bell.

During fiscal 2002 and for the period from inception through July 31, 2001, the Company paid CMS, for services provided by Mr. Bell, $288,950 and $100,297, respectively, in consulting fees and bonuses.

The other material terms of the CMS consulting agreement are separately described below.

Amounts Due From CMS. CMS owes the Company, as of July 31, 2002, $117,964 pursuant to four 5% promissory notes in the aggregate principal amount of $112,000, maturing in December 2002 and January 2003.

CMS also is indebted to the Company for advances made by TCTI during fiscal 2002 in the $20,147.  The advances are non-interest bearing.  The Company expects that these amounts will be repaid within twelve months from the date of this Form 10-KSB.

OTHER MATERIAL TERMS OF CONSULTING AGREEMENTS OF MCC, GSC AND CMS

The consulting agreements with Corporate Media Services, General Services Corp. and Madison Consulting Corp., as amended, have substantially identical terms, except with respect to the consulting services provided, which are detailed above.  Each agreement is of indefinite duration and can only be terminated by the Company after a period of five years following notification to the consultant.  However, the Company may terminate the agreement for cause within a 15-day period if any associate of a consultant is convicted of a felony or if the Company is materially injured as a result of a willful breach of the agreement by the consultant. Under each of the consulting agreements, the consultant is entitled to fees in the amount of $150,000 per annum and a sales performance bonus equal to (i) $10 per model enrolled on the Company’s web site plus (ii) $10 for each $500 of gross sales of cruises and trips, to the extent such enrollments and sales are generated by the Company’s Orlando, Florida sales office. However, if the bonus calculation for any month is less than $20,000, then the sales performance bonus for such month is forfeited (without any carryforward of revenues to the next month).  As a result, for each customer enrolled on the Company’s web site through the Orlando office, and for each $500 of gross sales of cruises and trips produced by the Orlando office, the Company pays out an aggregate of $30 in commissions under the consulting agreements, in each case subject to the minimum monthly revenue target being achieved. In addition, to the extent the Company collects any outstanding fees receivable relating to its earlier sale of certain rights in England and Asia, the consultant is entitled to receive a commission equal to 10% of the amount collected.  The consultant is also entitled to reimbursement of expenses incurred in the performance of its duties.

The agreements provide for severance benefits if a termination occurs within one year after a change of control, if the Company terminates the agreement without cause, or if the consultant elects to terminate the agreement for enumerated reasons including reduction of annual fees, relocation of the Company’s principal office, the Company’s failure to have the agreement assumed by any successor or assignee, an attempted termination of the agreement by the Company without cause, or a breach of the agreement by the Company. The severance benefits include: (i) a lump sum payment equal to all annual consulting fees (at the then-highest rate) that would have been payable for the period from the termination of the agreement through January 14, 2007; (ii) payment of $10 per model enrolled on the Company’s web site plus $10 for each $500 of gross sales of cruises and trips sales (without limitation as to which office generates such enrollments or sales) for the period from the termination of the agreement through January 14, 2007; and (iii) full medical coverage for the sole owner of the consultant, as well as spouses and minor children, until the sole owner reaches age 65.  In addition, upon a change of control, all stock options, stock awards and similar grants will automatically vest.  For a period of one year after any change of control, the Company cannot adversely modify the consultant’s bonus compensation, commissions or expense reimbursement.  The consulting agreements also provide that, upon any termination of the agreement, the consultant may upon mutual agreement provide consulting services to the Company at a rate of $300 per hour, which compensation would be in addition to any severance payments to which the consultant is otherwise entitled.

AGREEMENT TO ALLOW PARTIES TO DEFER BONUS COMPENSATION UNDER EMPLOYMENT AND CONSULTING AGREEMENTS.

As discussed in this Item 13 and Item 11, “Executive Compensation”, the Company has entered into employment agreements with Louis J. Pearlman, Gregory T. McDonald and Mark R. Tolner, and consulting agreements with Madison Consulting Company, General Services Corp. and Corporate Media Services, Inc.  Each of these agreements provides for the payment of sales performance bonuses to the respective employee or consultant based on the level of web site enrollments and/or cruise and trip sales generated by the Company.  The parties to these agreements have agreed amongst themselves that if any four of such parties determine in good faith that the Company’s financial condition would be materially adversely affected by the payment of sales performance bonuses, then they can require all six such parties to permanently waive all sales performance bonuses payable with respect to a specific month under their respective agreements. In addition, any five of such parties can bind all of them to the terms of any buy-out by the Company of expected future sales performance bonuses, provided that any buy-out of less than all of the future bonuses must be done on a pro rata basis for all six parties.

TRADEMARK SUBLICENSE AGREEMENT

In connection with the acquisition of Trans Continental Classics, Inc. (“TCCI”) in September 2002, TCCI has granted the Company a non-exclusive royalty-free sub-license to use the registered trademark “Trans Continental.” This trademark is licensed to TCCI by the owner of the mark, Trans Continental Records, Inc., a corporation controlled by Louis J. Pearlman and for which Gregory T. McDonald, the Company’s President, serves as President.  Under the terms of the license, the Company has the right to use the mark on and in connection with goods and services pertaining to its business of recruiting and promoting models, musicians and vocalists.  Although the license is otherwise non-exclusive, the Company has the exclusive right to use the mark in connection with all modeling and modeling related activities.  At present, the “Trans Continental” mark is registered with the United States Patent and Trademark Office only for use in connection with music related products and services.  However, TCCI will cause an application to be submitted for the registration of the mark in connection with modeling services as well.  The Company’s license rights extend throughout the territories of the United States and on the Internet (irrespective of location).  TCCI has the right to inspect samples of the Company’s goods and services bearing the mark to ensure compliance with quality standards.

LICENSE AGREEMENT WITH EDGE SPORTS TEAM, INC.

The Company entered into a License Agreement, dated July 10, 2002, with Edge Sports Team, Inc., a privately held Florida Corporation ("Edge"), pursuant to which Edge has licensed its online, web-based system for promoting individual high school athletes and assisting individuals and institutions in recruiting such athletes on the Internet (the "Edge System") to the Company. The License Agreement, which has a three year initial term, will enable the Company to participate in the further development; introduction; marketing and franchising of the Edge System to high school athletes. License Fees under the License Agreement will be paid by the Company on a monthly basis consisting of 20% of initial franchise fees and individual enrollment fees and 10% of recurring monthly fees charged to individual athletes. Pursuant to the License Agreement, Edge will also provide certain services relating to the Edge System for which the Company will pay on a monthly basis $50 of initial enrollment fees paid by individual athletes and 5% of monthly fees charged to such individuals.

The primary owners of Edge are parties who are affiliated with the Company. The shareholders of Edge are Mark Tolner, the Company's current CEO and past President,  The Jefferson Trust, The Paramount Trust and The Morgan Trust.  Each of the Trusts are shareholders of the Company and each of which, through their Trustees or Beneficiaries, is related to Cortes Randell, Alec DeFrawy, or Ralph Edward Bell.

Notwithstanding the foregoing, the Company believes that the terms of the License Agreement are at least fair as those that the Company could have obtained from unrelated third parties in arms-length negotiations. In this regard, a fairness opinion dated July 31, 2002, which was commissioned by the Company's Board of Directors, was received from Sheldrick, McGehee & Kohler, Inc. (the "Advisor"), a financial advisor. In its fairness opinion, the Advisor opined that the License Agreement is fair and reasonable to the Company and does not harm the interests of stockholders. In addition, the License Agreement has been unanimously approved by the disinterested members of the Company's Board of Directors with full knowledge of the various interests and relationships of the parties. Moreover, such board members acknowledged that the Edge System or a business related thereto was not being pursued by the Company, and considered, among other things, the fact that the Edge System has been under development by affiliates of the Trusts for 15 months prior to the Company's commencement of its current business which consists of developing and marketing services for individuals and business customers in the modeling and acting industries. Such current business of the Company commenced with its acquisition of privately-held, eModel, Inc. effective on January 31, 2002. The Trusts held or had the right to acquire substantially all of the common equity of eModel, Inc. immediately prior to its acquisition by the Company.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

3.1.1	Certificate of Incorporation of the Company, as amended. (Incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 10-KSB for the year ended February 28, 1993.)
3.1.2	Amended Certificate of Incorporation of the Company, as filed with the Secretary of State of Nevada on June 18, 1996
3.1.3	Amended Certificate of Incorporation of the Company, as filed with the Secretary of State of Nevada on January 11, 2002.
3.2	Bylaws of the Company. (Incorporated herein by reference to Exhibit 3.3 of the Registrant's Form 10-KSB for the year ended February 28, 1993.)
3.3

Certificate of the Designations, Powers, Preferences and Rights of the Series C Convertible Preferred Stock (incorporated herein by reference to Exhibit 2.1 filed with the Company's Form 8-K dated January 31, 2002  and filed on February 15, 2002).

4.1	Options Talent Group 2002 Incentive Stock Option Plan
10.1

Agreement and Plan of Merger, dated January 14, 2002, by and among Options Talent Group (formerly Sector Communications,  Inc.), Sector Communications Delaware,   Inc.  and  Options  Talent,   Inc  (formerly   eModel,   Inc.), incorporated  herein by reference to Exhibit 2.1 to the  Company's  Current Report on Form 8-K filed with the Commission on February 15, 2002.)

10.2

Agreement and Plan of Merger, dated September 5, 2002, among the Company, TCC, the Stockholders of TCC and certain Stockholders of the Company (incorporated herein by reference to Exhibit 2.1 filed with the Company's Form 8-K dated September 6, 2002 and filed on September 17, 2002).

10.3

Stockholders' Agreement, dated January 14, 2002, among the Company, the holders of the Company's Series C Preferred Stock and certain other Common Stockholders (incorporated herein by reference to Exhibit 2.1 filed with the Company's Form 8-K dated January 31, 2002 and filed on February 15, 2002).

10.4

Consulting Agreement, dated January 14, 2002, between the Company and Madison Consulting Company (incorporated herein by reference to Exhibit 2.1 filed with the Company's Form 8-K dated January 31, 2002 and filed on February 15, 2002).

10.5

Consulting Agreement, dated January 14, 2002, between the Company and General Services Corporation (incorporated herein by reference to Exhibit 2.1 filed with the Company's Form 8-K dated January 31, 2002 and filed on February 15, 2002).

10.6

Consulting Agreement, dated January 14, 2002, between the Company and Corporate Media Services, Inc. (incorporated herein by reference to Exhibit 2.1 filed with the Company's Form 8-K dated January 31, 2002 and filed on February 15, 2002).

10.7

First Amendment to Consulting Agreement, dated September 5, 2002, between the Company and Madison Consulting Company (incorporated herein by reference to Exhibit 2.1 filed with the Company's Form 8-K dated September 6, 2002 and filed on September 17, 2002).

10.8

First Amendment to Consulting Agreement, dated September 5, 2002, between the Company and General Services Corporation (incorporated herein by reference to Exhibit 2.1 filed with the Company's Form 8-K dated September 6, 2002 and filed on September 17, 2002).

10.9

First Amendment to Consulting Agreement, dated September 5, 2002, between the Company and Corporate Media Services, Inc. (incorporated herein by reference to Exhibit 2.1 filed with the Company's Form 8-K dated September 6, 2002 and filed on September 17, 2002).

10.10

First Amendment to Employment Agreement, dated September 5, 2002, between the Company and Mark R. Tolner 99.6 (incorporated herein by reference to Exhibit 2.1 filed with the Company's Form 8-K dated September 6, 2002 and filed on September 17, 2002).

10.11

Employment Agreement, dated September 5, 2002, between the Company and Louis J. Pearlman (incorporated herein by reference to Exhibit 2.1 filed with the Company's Form 8-K dated September 6, 2002 and filed on September 17, 2002).

10.12

Employment Agreement, dated September 5, 2002, between the Company and Gregory T. McDonald (incorporated herein by reference to Exhibit 2.1 filed with the Company's Form 8-K dated September 6, 2002 and filed on September 17, 2002).

10.13

Lock-Up and Escrow Agreement, dated September 5, 2002, among the Company, the Trusts, Louis J. Pearlman, Gregory T. McDonald, Jeffrey Kranzdorf and certain other stockholders (incorporated herein by reference to Exhibit 2.1 filed with the Company's Form 8-K dated September 6, 2002 and filed on September 17, 2002).

10.14

Trademark Sublicense Agreement, dated September 5, 2002, between the Company and Trans Continental Classics, Inc. (incorporated herein by reference to Exhibit 2.1 filed with the Company's Form 8-K dated September 6, 2002 and filed on September 17, 2002).

10.15

License Agreement, dated June 1, 2002, between the Company and Edge Sports Team, Inc. (incorporated herein by reference to Exhibit 10.1 filed with the Company's Form 8-K dated August 1, 2002 and filed on August 8, 2002).

10.16	Employment agreement dated May 1, 2002 between Anthony Ruben and Options Talent Group.
10.17	Amendment to Employment agreement dated June 17, 2002 between Anthony Ruben and Options Talent Group.
10.18	Indemnification, Reimbursement and Security Agreement, dated January 14, 2002 among the Company, between TCTI and Cortes Randell
10.19	First Amendment, Indemnification, Reimbursement and Security Agreement, dated January 31, 2002 among the Company, between TCTI and Cortes Randell.
21.0	Subsidiaries of the Company

          (b) Reports on Form 8-K

None filed during the fourth quarter of fiscal 2002.

All Exhibits except as otherwise noted below are filed with this Form 10-KSB.

SIGNATURES

In accordance with the requirements of the Securities  Exchange Act of 1934, the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned, thereunto duly authorized.

OPTIONS TALENT GROUP

(Registrant)

Date:  November 13, 2002

By: /s/ Mark Tolner

Mark Tolner

Chief Executive Officer

By: /s/ Anthony Ruben

Anthony Ruben

Chief Operating Officer & Acting Chief

Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  November 13, 2002

By: /s/ Mark Tolner

Mark Tolner

Chief Executive Officer, Director

Date:  November 13, 2002

By: /s/ Anthony Ruben

Anthony Ruben

Chief Operating Officer & Acting Chief

Financial Officer, Director

 Date:  November 13, 2002

By: /s/ Mohamed Hadid

Mohamed Hadid

Director

Date:  November 13, 2002

By: /s/ Neil Mauskapf

Neil Mauskapf

Director

Date:  November 13, 2002

By: /s/ Rafiah Kashmiri

Rafiah Kashmiri

Director

CERTIFICATION

I, Mark Tolner, Chief Executive Officer of the Company certify that:

1. I have reviewed this annual report on Form 10-KSB of Options Talent Group;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: November 13, 2002

/s/ Mark Tolner

_______________________
Mark Tolner

Chief Executive Officer

CERTIFICATION

I, Anthony Ruben, Chief Operating Officer and Acting Chief Financial Officer of the Company, certify that:

1. I have reviewed this annual report on Form 10-KSB of Options Talent Group;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: November 13, 2002

/s/ Anthony Ruben

_______________________
Anthony Ruben

Acting Chief Financial Officer

 PART F/S

OPTIONS TALENT GROUP

CONTENTS

Index to Financial Statements

F-1

Report of Independent Certified Public Accountants

F-2

Consolidated Balance Sheets as of July 31, 2002 and 2001

F-3 – F-4

Consolidated Statements of Operations for the Year Ended

July 31, 2002 and the Period from Inception through July 31,2001

F-5

Consolidated Statements of Changes in Stockholders’ Deficit for

the Year Ended July 31, 2002 and the Period from Inception

through July 31,2001

F-6

Consolidated Statements of Cash Flow for the Year Ended

July 31, 2002 and  the Period from Inception through July 31,2001

F-7 – F-8

Notes to Consolidated Financial Statements July 31, 2002 and 2001

F-9 – F-22

INDEPENDENT AUDITORS’ REPORT

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF

 OPTIONS TALENT GROUP

We have audited the accompanying consolidated balance sheet of OPTIONS TALENT GROUP (formerly Sector Communications, Inc.) as of July 31, 2002, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  The financial statements of Options Talent Group (formerly Options Talent, Inc.) as of and for the initial period ended July 31, 2001 were audited by other auditors whose report dated January 4, 2002, and January 31, 2002 and February 5, 2002 as to Note 1, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OPTIONS TALENT GROUP as of July 31, 2002, and the consolidated results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 18 to the financial statements, the Company has suffered recurring losses from operations, and has a working capital deficit.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 18.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MERDINGER, FRUCHTER, ROSEN & COMPANY, P.C.

Certified Public Accountants

New York, New York

October 1, 2002

OPTIONS TALENT GROUP

(FORMERLY SECTOR COMMUNICATIONS, INC.)

CONSOLIDATED BALANCE SHEETS

JULY 31,

JULY  31,

                                       ASSETS

2002

2001

Current assets:

    Cash and cash equivalents

$     146,200

$      34,368

    Accounts receivable, net

         of allowance $351,002

          and $40,327

677,429

236,431

    Deferred charges

969,445

78,673

    Prepaid and other

     45,297

     33,771

            Total current assets

1,838,371

383,243

Property and equipment, net

      of accumulated depreciation

      of $257,030 and $23,867

1,342,250

99,523

Franchise rights

771,208

 --

Deposits and other assets

199,687

20,892

Notes receivable - related parties

117,964

111,500

Due from related parties

   451,416

          --

                  Total assets

$   4,720,896

$   615,158

The accompanying notes are an integral part of these consolidated financial statements.

OPTIONS TALENT GROUP

(FORMERLY SECTOR COMMUNICATIONS, INC.)

CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’

JULY 31,

JULY  31,

     DEFICIT

2002

2001

Current liabilities:

    Accounts payable and accrued expenses

$ 4,419,486

$ 689,275

    Note payable

64,508

--

    Deferred revenue

2,217,980

336,019

    Capital leases-current

148,670

32,824

    Payable to related parties

               --

   101,800

            Total current liabilities

6,850,644

1,159,918

Capital leases - non-current

    315,049

                --

             Total liabilities

  7,165,693

  1,159,918

Stockholders' deficit:

    Preferred stock, $.001 par value per

      share, 5,000,000 shares authorized;

      issued and outstanding 5,000,000 shares

      in 2002 and 1,061,000 in 2001

      of Series C 6% stock

5,000

1,061

   Common stock, $.001 par value per

      share, 500,000,000 shares authorized;

      issued and outstanding 113,919,593

      shares in 2002 and 5,378,788 in 2001

113,920

5,379

    Additional paid-in capital

1,689,445

60,791

    Deferred compensation

(355,845)

--

    Accumulated deficit

(3,897,317)

    (611,991)

            Total stockholders' deficit

(2,444,797)

   (544,760)

                  Total liabilities and stockholders'

                    Deficit

$ 4,720,896

$   615,158

The accompanying notes are an integral part of these consolidated financial statements.

OPTIONS TALENT GROUP

(FORMERLY SECTOR COMMUNICATIONS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

FROM INCEPTION

FOR THE YEAR

(AUGUST 22, 2000)

ENDED

THROUGH

JULY 31, 2002

 JULY 31, 2001

Revenue:

    Franchise revenue

$     708,015

$ 1,244,476

    Developer revenue

1,080,000

--

    Model revenue

18,749,884

3,263,583

    Event revenue

1,812,142

--

    Scout revenue

                 --

     413,432

        Total revenue

  22,350,041

  4,921,491

Operating expenses:

    Event costs

1,298,489

--

    Franchise operations

3,328,548

1,402,015

    Sales and marketing

7,836,059

1,332,556

    Scout

2,820,716

781,689

    General and administrative

  10,221,019

  1,971,161

        Total operating expenses

  25,504,831

  5,487,421

Loss from operations

 (3,154,790)

  (565,930)

Other income (expense):

    Interest expense

(117,932)

 (7,177)

    Interest income

25,792

 6,702

    Gain/(loss) on disposal

233,994

(45,586)

    Other expense

   (272,390)

                 --

        Total other income (expenses)

   (130,536)

     (46,061)

Loss before provision for income taxes

(3,285,326)

(611,991)

Provision for incomes taxes

                  --

                --

Net loss

$   (3,285,326)

$   (611,991)

Weighted average number of common shares

outstanding:

    Basic and diluted

61,705,524

5,378,788

Loss per common share:

    Basic and diluted

$            (.05)

$          (.11)

The accompanying notes are an integral part of these consolidated financial statements.

OPTIONS TALENT GROUP

(Formerly Sector Communications, Inc.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEAR ENDED JULY 31, 2002 AND THE PERIOD FROM INCEPTION THROUGH JULY 31, 2001

					Additional
	Common Stock		Preferred Stock		Paid in	Deferred	Accumulated	Stockholders'
	Shares	Par	Shares	Par	Capital	Compensation	Deficit	Deficit
Balance August 22, 2000 (inception)	5,378,788	$ 5,379	1,061,000	$ 1,061	$ 60,791	$ -	$ -	$ 67,231

Net loss							$ (611,991)	$ (611,991)

Balance at July 31, 2001	5,378,788	5,379	1,061,000	1,061	60,791	-	(611,991)	(544,760)

Issued between August 1, 2001 - January 31, 2002	1,613,636	1,614	318,000	318	298,068			300,000

Exercise of Warrants	10,758,000	10,758	2,121,000	2,121	7,121			20,000

Merger- January 31, 2002	92,938,000	92,938	1,500,000	1,500	432,038			526,476

Balance at January 31, 2002 (merger date)	110,688,424	110,689	5,000,000	5,000	798,018

Common stock issued between February 1, 2002 - July 31, 2002	3,231,169	3,231	-	-	273,949		-	277,180

Options Issued between August 1, 2001 - July 31, 2002					617,478	(355,845)		261,633

Net loss							(3,285,326)	(3,285,326)

Balance at July 31, 2002	113,919,593	$113,920	5,000,000	$5,000	$1,689,445	$ (355,845)	$(3,897,317)	$(2,444,797)

The accompanying notes are an integral part of these consolidated financial statements.

OPTIONS TALENT GROUP (Formerly Sector Communications, Inc.) CONSOLIDATED STATEMENT OF CASH FLOWS

		From Inception
	For the Year	(August 22, 2000)
	Ended	Through
	July 31, 2002	July 31, 2001

Cash flows from operating activities:
Net loss	$(3,285,326)	$(611,991)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	233,163	23,867
Gain on disposal	(233,994)	-
Write off note receivable	250,000	-
Provision for doubtful accounts	310,675	40,327
Stock based compensation	493,314	-
Decrease (increase) in:
Accounts receivable	(751,673)	(276,758)
Deferred charges	(890,772)	(78,673)
Prepaid and other	(11,526)	(33,771)
Deposits	(193,300)	(5,892)
Other	14,505	(15,000)

Increase in:
Accounts payable	3,730,211	689,275
Deferred revenue	1,881,961	336,019

Net cash provided by operating activities	1,547,238	67,403

Cash flows from investing activities:
Franchise rights	(720,581)	-
Property purchases	(934,300)	(60,002)

Net cash used in investing activities	(1,654,881)	(60,002)

The accompanying notes are an integral part of these consolidated financial statements.

OPTIONS TALENT GROUP (Formerly Sector Communications, Inc.) CONSOLIDATED STATEMENT OF CASH FLOWS, continued

		From Inception
	For the Year	(August 22, 2000)
	Ended	Through
	July 31, 2002	July 31, 2001

Cash flows provided by financing activities:
Notes receivable granted to related parties	(6,464)	(111,500)
Loans from related parties	330,000	101,800
Advances and repayments to related parties	(883,216)	-
Proceeds from notes payable	150,000	-
Payments on notes payable	(85,492)	-
Capital lease payments	(110,695)	(30,564)
Cash received in reverse merger	505,342	-
Proceeds from issuance of common stock	320,000	67,231

Net cash provided by financing activities	219,475	26,967

Net increase in cash and cash equivalents	111,832	34,368
Cash and cash equivalents at beginning of period	34,368	-
Cash and cash equivalents at end of period	$ 146,200	$ 34,368

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$ 113,750	$ 7,177
Income Taxes	$ --	$ --

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL ACTIVITIES:
Property acquired under capital lease obligations	541,590	63,388

The accompanying notes are an integral part of these consolidated financial statements.

OPTIONS TALENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- ORGANIZATION, NATURE OF BUSINESS AND BASIS OF PRESENTATION

Options Talent Group (formerly Sector Communications, Inc., hereafter "OTG" and “Company”, incorporated on March 19, 1990), a Nevada Corporation, acts principally as a holding company, with two principal operating subsidiaries: Trans Continental Talent Inc. (formerly Options Talent, Inc.; formerly eModel, Inc.; hereafter “TCTI”), a Delaware Corporation, which markets and operates an on-line database of actors and models and Options Sports Group (“OSI”), a Nevada corporation, which currently, under a license agreement dated July 10, 2002, sells franchises and maintains the web site for Edge Sports Team, Inc. (“Edge”), a privately held Florida corporation which markets and operates an on-line database of high school athletes who are seeking exposure to college coaches.  Several major shareholders of OTG as well as Mark Tolner, current CEO and past President of OTG, are shareholders in Edge.  OTG also owns certain inactive corporations, which it is holding for future use. Sector PLC and the related Global Communications, Inc. were disposed of on April 12, 2002, resulting in a one-time gain of $233,994.

The Company maintains its principal executive offices at 1701 Park Center Drive, Orlando, Florida 32835.  The Company’s telephone number is (407)253-5000.  The Company’s principal Internet website address is www.tctalent.com.

As of July 31, 2002, the Company has fourteen owned and forty-two franchised offices in 55 cities in the United States and one franchised office in Australia.  Sales from the franchised offices represent approximately 63% of the Company’s Model enrollments.

On  January  31,  2002,  OTG,  Sector Communications Delaware (“Sector”), Inc., a Delaware corporation and a wholly owned subsidiary of OTG, and eModel, Inc. (“eModel”), a Delaware  corporation, entered into an agreement  providing for the acquisition of eModel by Options through the merger of eModel into Sector which changed its name to Options Talent, Inc.  Under the terms of the merger eModel shareholders  received  approximately  55.5% of the  fully  diluted ownership of the combined company. As such, the merger has been accounted for as a reverse  acquisition of OTG by TCTI, and operating results prior to January 31, 2002 are those of TCTI.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany amounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the  reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES, continued

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at time of purchase to be cash and cash equivalents.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, due from related parties, accounts payable and accrued expenses, deferred revenue, and due to related parties approximate fair value due to the short-term maturities of these financial instruments.  The carrying value of the capital leases approximates fair value since the payments are at current market rates.

Property and Equipment

Property and equipment are stated at cost.  Depreciation is computed based on the estimated useful lives of the assets, three years for computer equipment and three years for office furniture, using the straight-line method for financial reporting purposes.  Ongoing maintenance and repairs are expensed when incurred.

Capitalized product development costs include expenses incurred by the Company to develop its website as well as to develop selected websites under license with partners.  The Company recognizes website development costs in accordance with the Emerging Issues Task Force (“EITF”) 00-2, Accounting for Web Site Development Costs and Statement of Position  ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." As such, the Company expenses all costs incurred that relate to the planning and post-implementation phases of development.  Costs incurred in the development phase are capitalized and recognized over the product's estimated useful life, typically three years, if the product is expected to have a useful life beyond one year.  Costs associated with repair or maintenance of the existing site or the development of website content are included in product development expense in the accompanying consolidated statement of operations.

Leases

The Company leases office space and equipment under leases that expire on various dates.  See Notes 5 and 14.

Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable.  Recovery of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES, continued

Intangible Assets

Intangible assets consist of franchise rights reacquired from former franchisees which are essentially goodwill.  These assets will be assessed for impairment annually or upon an adverse change in operations.  Effective August 1, 2001, the Company adopted SFAS 141 and SFAS 142.  Should events or circumstances occur subsequent to the acquisition of intangibles, which bring into question the realization or impairment of the related goodwill, the Company will evaluate the remaining useful life and balance of goodwill and make adjustments, if required.  The Company's principal consideration in determining an impairment includes the strategic benefit to the Company of the particular assets as measured by undiscounted current and future operating income of that specified group of assets and expected undiscounted cash flows.  Should an impairment be identified, a loss would be reported to the extent that the carrying value of the related goodwill exceeds the fair value of that goodwill as determined by discounted future cash flows.

Revenue Recognition

The Company offers an electronic resume posting service (“Comp Card”) for models and actors, sells franchises and master developer agreements, sells additional photography slots on its website and sells model conventions.  In all cases, revenue is recognized net of any contractual payments to franchises and net of any monies which are uncollectable or refunded (directly or via credit card).

     For Comp Cards, the Company recognizes revenue when the Comp Cards are made available to registered users on the Company’s web site.  Related monthly maintenance fees are typically billed in arrears and recognized in the month they are billed.

For franchise and master developer sales, the Company recognizes revenue when it has completed all of its obligations related to the sale of the franchise.

For photography slots, the Company generally recognizes revenue when the photographs are made available to registered users on the Company’s web site.

For model conventions, the Company recognizes revenue after the convention is completed.

Accounts Receivable

In the normal course of business, the Company may allow customers to pay for its products and services on an installment basis.  Accounts receivable, as shown on the consolidated balance sheets, is net of allowances for doubtful accounts.

An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historic trends and an evaluation of the impact of economic conditions.

Advertising Costs

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred.  The costs of direct-response advertising, if any, are capitalized and amortized over the period during which future benefits are expected to be received.  The Company had no direct-response advertising during the periods presented.  Advertising costs during the periods presented were immaterial.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES, continued

Stock Based Compensation

The Company accounts for employee and non-employee director stock options in accordance with Accounting Principles Board Opinion (“APB”) No. 25, "Accounting for Stock Issued to Employees.”  Under APB 25, the Company recognizes compensation expense related to employee and non-employee director stock options for the excess, if any, of the fair value of the Company's stock at the date of grant over the option exercise price.  The amount is charged to operations over the vesting period.  See Note 16 for the pro forma disclosures required by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation".

The Company accounts for non-employee stock options based on the fair value method in accordance with SFAS 123.  Under SFAS 123, the Company recognizes compensation expense related to non-employee stock options based on the fair value of the options at the date of the grant, as determined by the Black-Scholes pricing model.  This amount is charged to operations over the vesting period.

Income Taxes

The Company uses the liability method of accounting for income taxes, as set forth in SFAS 109, "Accounting for Income Taxes."  Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect, in the years in which the differences are expected to reverse.

Earnings Per Common Share

Basic earnings (loss) per common share are calculated by dividing net loss applicable to common stock by the weighted average number of shares outstanding during the period.  Diluted earnings per common share reflects adjustments to the weighted average number of shares outstanding for the assumed exercise of employee stock options, less the number of treasury shares assumed to be purchased from the proceeds, including applicable unearned compensation expense and income tax benefits, and the assumed conversion of preferred stock.  The diluted share base for the year ended July 31, 2002, excludes an incremental 73,699,079 shares related to stock options and the implied conversion of the Series C Convertible Preferred stock .  These shares are excluded due to their antidilutive effect as a result of the Company's loss from continuing operations during fiscal 2002.

Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements.  The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities.  At July 31, 2002 and 2001, the Company had no items that represent other comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

Reclassifications

Some items in prior financial statements have been reclassified to conform with the current presentation.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company has consulting contracts with Corporate Media Services, General Services Corporation and Madison Consulting Group.  These companies are owned and or operated by Cortes Randell, Alec Defrawy and the Madison Trust, respectively.  The Madison Trust’s trustee is Joan Randell and its beneficiaries are Mr. Randell's children.  R. Edward Bell also served as President of Corporate Media Services.  These individuals were either directly, or through trusts controlled by themselves or family members, the principals of eModel, the company that merged into Options Talent Group during January 2002.  The consulting agreements, which are substantially identical, call for the Company to pay a base consulting fees of $150,000 plus a bonus based on the level of enrollments, event sales and franchise sales.  Each of the above parties are holders, either directly or indirectly of more then 10% of the Company’s fully diluted voting stock.

During fiscal 2002 and for the period from inception through July 31, 2001, the Company paid Corporate Media Services, on behalf of Ralph Edward Bell, $288,950 and $100,297, respectively in consulting fees and bonuses.

During fiscal 2002 and for the period from inception through July 31, 2001, the Company paid Madison Consulting, on behalf of Cortes Randell, $320,394 and $39,268, respectively, in consulting fees and bonuses.

During fiscal 2002 and for the period from inception through July 31, 2001, the Company paid General Services Corporation, on behalf of Alec Defrawy, $274,798 and $64,862, respectively in consulting fees and bonuses.

Cortes Randell, TCTI’s former chairman of the board and former chief executive officer, who also held similar positions in Corporate Media Services, owed the Company $300,687 as of July 31, 2002.  This amount includes a 5% $199,000 loan made on April 30, 2002 and $98,180 related to the January 31, 2002 merger.  The April 30, 2002 note is due on April 30, 2003.  Madison Consulting also owes the Company $20,147 related to advances made by TCTI during fiscal 2002.  Mr. Randell has guaranteed obligations of the Company under various merchant agreements relating to consumer’s credit card payments for services furnished by the Company, as well as equipment and real property leases (see Note 19).

Corporate Media Services, through a series of four 5% Notes with a cumulative face value of $112,000, owes the Company, as of July 31, 2002, $117,964 plus an additional $74,788 from several advances made by the Company in fiscal 2002.  The Notes are due in December 2002 and January 2003.  Corporate Media Services also owes the Company $20,147 related to advances made by TCTI during fiscal 2002.

General Services Corporation owes the Company, as of July 31, 2002, $15,500 from an advance made in fiscal 2002.  There is not a formal agreement in place with respect to this Note, however, the Company expects to be paid in full within twelve months.  General Services Corporation also owes the Company $20,147 related to advances made by TCTI during fiscal 2002.

On August 31, 2000, the Company issued common stock warrants to Alec Defrawy and Ralph Edward Bell.  All warrants were exercised in conjunction with the January 31, 2002 merger.

On July 10, 2002, the Company entered into a license agreement with Edge Sports.  The primary owners of Edge are parties who are affiliated with the Company. The Jefferson Trust, Paramount Trust and Morgan Trust (the "Trusts") each (i) are greater than 5% owner's of the Company's voting securities, (ii) have the right to designate certain members of the Company's Board of Directors, and (iii) currently have consulting agreements with the Company (all as more fully disclosed in the Company's Form 8-K filed on February 15, 2002, as amended), and collectively own approximately 84% of Edge. In addition, Mark Tolner, the Company's President and a shareholder of the Company, owns approximately 10% of Edge. Mr. Tolner did not participate directly in the negotiations of the License Agreement.  Through July 31, 2002, the Company has recognized $250,000 in revenue from the sale of franchises and has recorded an additional $216,209 on the Balance Sheet as Deferred Revenue.

NOTE 4 - INCOME TAX

The components of the provision for income taxes for the periods ended July 31, 2002 and 2001 are as follows:

2002

2001

Current tax expense

       U.S. Federal

$  --

$  --

       State and local

    --

    --

Total current

   --

   --

Deferred tax expense

       U.S. Federal

$  --

$  --

       State and local

   --

   --

Total deferred

   --

   --

Total tax provision from operations

$  --

$  --

===

===

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

2002

2001

Federal income tax rate

34.0%

34.0%

Deferred tax charge (credit)

       --

        --

Effect on valuation allowance

 (34.0%)

  (34.0%)

State income tax, net of Federal benefit

        --

       --

Effective income tax rate

0.0%

0.0%

====

====

At July 31, 2002, the Company had net carry forward losses of $3,225,000, of which $560,000 will expire in 2021 and $2,665,000 in 2022.  A valuation allowance equal to the tax benefit for deferred taxes has been established due to the uncertainty of realizing the benefit of the tax carry forward.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amount used for income tax purposes.  Significant components of the Company's deferred tax assets (liabilities) are as follows:

July 31, 2002

 July 31, 2001

Non-current deferred tax assets (liabilities)

   Stock compensation

$       89,000

$            --

   Depreciation and amortization expense

20,200

4,000

   Bad debt allowance

119,300

13,700

   Loss carry forward

  1,096,600

  190,400

1,325,100

208,100

Less:  Valuation allowance

  (1,325,100)

  (208,100)

Net deferred tax assets (liabilities)

$                0

$              0

=========

========

F--14

NOTE 5- PROPERTY, PLANT, EQUIPMENT AND CAPITAL LEASES

Property, equipment and leasehold improvements are summarized as follows:

July 31, 2002

 July 31, 2001

Cost by class:

   Furniture and fixtures

$    155,782

$     33,064

   Equipment and other

1,126,885

90,326

   Website development

309,613

--

   Leasehold improvements

         7,000

              --

                 Total cost

  1,599,280

  123,390

Accumulated Depreciation by class:

   Furniture and fixtures

35,367

4,733

   Equipment and other

174,716

19,134

   Website development

46,947

--

   Leasehold improvements

                --

             --

       Total Accumulated Depreciation

     257,030

     23,867

       Property and equipment, net

$  1,342,250

 $     99,523

=========

 ========

Depreciation expense was $233,163 and $23,867 for the year ended July 31, 2002 and the period from inception through July 2001, respectively.

As of July 31, 2002, the original acquisition cost of property under capital leases was $604,978 and the carrying value was $440,351(see Note 14).

NOTE 6 - DEFERRED CHARGES, DEFERRED EVENT REVENUE, EVENT REVENUE

The Company recognized revenue, in August 2001, from a Model convention and in April 2002 for a Model Cruise. In March 2002, the Company began sales for events to be held in October 2002.  Through July 31, 2002, revenue for these events of $2,001,771 has been collected and deferred.  $969,445 of related event costs has been incurred and included in deferred charges. The Company expects to recognize all of the deferred revenue and deferred charges during fiscal 2003.  Actual event results will vary  significantly  from deferred  balances,  as significant costs have not yet been incurred.  The Company also has deferred $216,209 in revenues collected but not yet earned from the sale of Edge Sports franchises.  This revenue is recognized when training, which is an Edge Sports obligation, is completed.

NOTE 7 - FRANCHISE RIGHTS AND FRANCHISE RIGHTS PAYABLE

During fiscal 2002, the Company repurchased the Atlanta NE, Atlanta NW, Beverly Hills, Fort Lauderdale, Indianapolis, Jacksonville, Long Island, Los Angeles, Manhattan, Miami, Milwaukee, Philadelphia, Queens, San Antonio, Santa Monica and Tampa franchises.  As of July 31, 2002, the Company has recorded franchise rights of $771,208 on its balance sheet.  The Company adopted SFAS No. 142 for its fiscal year beginning July 31, 2001.  None of its goodwill was impaired.  As of July 31, 2002, franchise rights payable totaled $388,150.

NOTE 8 - DEFERRED DEVELOPER REVENUE, DEVELOPER REVENUE

On January 11, 2002 the Company sold exclusive  developer rights for a period of six years for  certain  Asian  countries  for  $880,000.  Under the terms of the Developer  Rights  Agreement  the  customer  has the first  right of  refusal to license franchisees in the specified foreign countries as Options Talent, Inc. franchises.  The Company  receives  minimum  initial  franchise  fees and future minimum royalties specified by country from any resulting franchisees, in return for  maintaining  the  Company's  web site,  licensing  arrangements  and future training services to be used by the franchisee.  In February 2002, the Company sold exclusive developer rights for the United Kingdom for $150,000 and in April 2002, sold exclusive developer rights to Canada for $200,000.  As of July 31, 2002, $150,000 was due to be paid on a schedule and had not been recognized as revenue.

NOTE 9 - DUE FROM RELATED PARTIES AND OTHER NOTES RECEIVABLE

Cortes Randell, eModel’s former chairman of the board and former chief executive officer, who also held similar positions in Corporate Media Services, owed the Company $300,687 as of July 31, 2002.  This amount includes a 5% $199,000 loan made on April 30, 2002 and $98,180 related to the January 31, 2002 merger.  The April 30, 2002 note is due on April 30, 2003.  Madison Consulting also owes the Company $20,147 related to advances made by TCTI during fiscal 2002.  Mr. Randell is currently a consultant to the Company.

Corporate Media Services, through a series of four 5% Notes with a cumulative face value of $112,000, owes the Company, as of July 31, 2002, $117,964 plus an additional $74,788 from several advances made by the Company in fiscal 2002.  The Notes are due in December 2002 and January 2003.  Corporate Media Services also owes the Company $20,147 related to advances made by TCTI during fiscal 2002.

General Services Corporation owes, as of July 31, 2002, the Company $15,500 from an advance made in fiscal 2002.  There is not a formal agreement in place with respect to this Note, however, the Company expects to be paid in full within twelve months.  General Services Corporation also owes the Company $20,147 related to advances made by TCTI during fiscal 2002.

On January 8, 2002, OTG received a Note for $250,000 from Silver Investments related to the disposition of an investment.  The Note accrued interest of $12,396 and has been written down to $0 due to concerns about the Company’s ability to collect either the Note’s principal or the accrued interest.

NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable  and accrued  liabilities  at July  31 consisted  of:

2002

2001

    Accounts payable

$2,758,524

$  490,347

    Wages payable

477,184

134,797

    Payroll taxes payable

583,225

--

    Franchise rights payable

388,150

--

    Scouts payable

    212,403

     64,131

    Total

$4,419,486

$  689,275

 ========

 ========

NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES, continued

Accounts payable represent liabilities incurred in the normal course of the Company’s business as of July 31, 2002 and 2001, respectively.  Wages payable represent the amount due to employees at their bi-weekly pay period as of July 31, 2002 and 2001, respectively. Payroll taxes payable represent amounts owed State and Federal entities as of July 31, 2002 and 2001, respectively.  The Company, as of July 31, 2002, was in arrears on these payments.  The Company is liable for penalties and interest and has accrued accordingly.  Franchise rights payable represents amounts owed to franchises under the terms of the franchise agreements between the Company and the respective franchisees in the normal course of the Company’s business as of July 31 2002 and 2001, respectively.  Scouts payable represent the amount due to contracted Scouts as of July 31, 2002 and 2001, respectively.

NOTE 11 – NOTES PAYABLE

In May 2002, the Company entered into a loan and security agreement, of which $150,000 can be used for the working capital needs of the Company. Under the terms of the loan, $175,000 was to be paid on June 7, 2002.  As security for the loan, the Company granted a security interest on its monthly recurring revenues, not to exceed $175,000.  In addition, certain shareholders of the Company provided 2,500,000 shares of common stock as additional collateral until the loan is repaid.  As of July 31, 2002 the Company had a balance due on the loan of $64,508, representing an effective annual interest rate of 365%, from the date of loan issuance.  Under the terms of the Note, if the Note is not paid at maturity and is placed in the hands of an attorney for collection, the Company could be liable for the costs of collection and enforcement including, but not limited to, reasonable attorneys’ fees, not to exceed ten percent of the principal of the Note not paid at maturity and interest at a rate of 10% per annum thereafter.

NOTE 12 - STOCKHOLDERS’ EQUITY

On August 29, 2001 and September 13, 2001 eModel sold, what converted into pursuant to the eModel Merger Agreement, 1,613,636 shares of common stock and 318,182 shares of Series C Preferred Stock for an aggregate purchase price of $300,000.

On January 31, 2002, 10,758,000 common shares of TCTI’s common stock and 2,121,000 shares of Series C Preferred Stock were issued upon exercise of outstanding warrants with certain Corporate Media Services employees for an aggregate purchase price of $20,000.

Pursuant to the eModel Merger Agreement, OTG shareholders received 7,250,000 common shares and 1,500,000 shares of Series C Preferred Stock.

Shareholders of the predecessor to OTG, Sector Communications, held approximately 85,688,000 shares at the time of the eModel transaction.  These shareholders became shareholders of the Company with the Model transaction.

The net equity of the assets acquired pursuant to the eModel Merger Agreement on January  31,  2002  is summarized  as  follows:

Cash

$ 505,342

Accounts receivable, net

35,486

Prepaid and other

28,099

Property and equipment, net

68,411

Note receivable

250,000

Other assets

60,168

Accounts payable

(421,031)

Equity in net

Assets acquired

$ 526,475

=======

NOTE 12 - STOCKHOLDERS’ EQUITY, continued

In February 2002, certificates representing 5,833,332 common shares of the Company’s common stock restricted under rule 144 were issued in exchange for aggregate cash of $350,000, which was received by the Company in December 2001.

In the period following the January 31, 2002 merger, the Company issued 3,231,169 shares and had Additional Paid In Capital of $891,427 due to equity and stock option issuances summarized as follows:

Shares

Par

APIC

Shares issued

3,231,169

$3,231

$273,949

Options Expense-

Non-Employees

175,740

Employees

441,738

Totals

3,231,169

$3,231

$891,427

NOTE 13 - PREFERRED STOCK OUTSTANDING

As of July 31, 2002 there were 5 million shares of Preferred Stock outstanding, convertible into 300 million common shares.  Each share of OTG Series C Stock is convertible into 60 shares of OTG common stock, has a liquidation preference of $5 per share (i.e. an aggregate liquidation preference of $25,000,000 outstanding on July 31, 2002), accrues a cumulative dividend preference at the rate of 6% per annum, and votes on all matters together with outstanding common stock based on the equivalent number of ‘if converted’ common shares.  All holders of Series C Convertible  Preferred Stock have agreed to waive their dividend payment for the year ended July 31, 2002.

NOTE 14 - LEASES

The Company leases office space and equipment under leases that expire on various dates through November 2008.  As of July 31, 2002, future net minimum lease payments that have initial or remaining noncancellable terms in excess of one year are as follows:

Year Ended

July 31,

Amount

2003

$   1,242,982

2004

2,163,246

2005

2,345,665

2006

2,150,174

2007

1,925,224

Thereafter

1,633,333

$  11,460,624

Rental expense for the period for the twelve month period ending July 31, 2002 amounted to $1,324,709 compared to $162,497 from the period from inception through July 31, 2001.

The Company has several capital leases for furniture and equipment that mature as follows:

Year Ended

July 31,

Amount

2003

$     148,670

2004

165,721

2005

149,328

$     463,719

The capital leases are collateralized by the underlying equipment.

NOTE 15 - EARNINGS PER SHARE

The computation of basic earnings per share was based on the weighted average number of shares of common stock outstanding.

As of July 31, 2002 there were 5,000,000 shares of preferred stock convertible into 300,000,000 common shares and 48,468,270 options outstanding.

The conversion of these securities and options would be anti-dilutive and therefore is not included in the above calculation.

NOTE 16 - STOCK OPTIONS AND WARRANTS

On January 23, 2001, the Board of Directors of eModel approved the “2001 Stock Option and Restricted Stock Plan of Emodel.com, Inc.” which authorized 34,500,000 shares of common stock be made available for grants to TCTI’s officers, directors, employees, consultants and franchisees.  On January 31, 2002, the Board adopted the “2002 incentive Stock Options Plan of Options Talent Group”.  Year 2002 Incentive Stock Option Plan for OTG, which authorized 50,000,000 shares of common stock be made available for grants to OTG’s officers, directors, employees, consultants and franchisees.  The exercise price shall be at least equal to the fair market value of the underlying common stock on the grant date and no option may be exercised beyond 10 years from the grant date.  Had total compensation expense been calculated using SFAS 123, the Company’s net loss and loss per common share for the year ended July 31, 2002 and 2001 would have been:

2002

2001

Net (loss) income:

As reported

$(3,285,326)

$(611,991)

Pro forma

$(3,356,693)

$(611,991)

Diluted (loss) earnings

As reported

$(.05)

$(.11)

     per common share

Pro forma

$(.05)

$(.11)

The weighed average fair value of options granted is estimated on the date of the grant using the Black-Sholes option pricing model for employee and non-employee options with the following assumptions for the years ended July 31, 2002 and 2001:

2002

2001

Risk-free interest rate

3.25%

4.50%

Expected life

4-5 years

5 years

Volatility

75%

0%

Dividend yield

0%

0%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility.  Because the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

NOTE 16 - STOCK OPTIONS AND WARRANTS, continued

The 2002 Stock Option Plan provides for the issuance of incentive stock options and nonqualified stock options. Under this plan, the vesting and exercise provisions of option grants are determined by the Board of Directors. The options generally vest over a three-year period, expiring no later than ten years from the date of grant. Options which had previously been granted under the 1999 Non-Cash Compensation Plan by Sector Communications, Inc., which were granted prior to the merger are identified in the table below as assumed pursuant to merger.

Weighted Average

2001

Shares

Exercise Price

Outstanding as of August 22, 2000

0

 --

Granted

17,405,250

$0.0145

Exercised

0

--

Forfeited

               0

           --

Outstanding as of July 31, 2001

17,405,250

$0.0145

          Assumed Pursuant to Merger

3,899,342

$0.0953

Granted

32,286,477

$0.0347

Exercised

0

Forfeited

(5,122,799)

$0.0278

Outstanding as of July 31, 2002

48,468,270

$0.0337

Options exercisable at July 31, 2002

18,148,436

$0.0383

Weighted Average

Shares

Fair Value

Weighted average fair value of options

   granted during the year

32,286,477

$0.0216

Options Outstanding

Options Exercisable

Weighted

Average

Weighted

Weighted

Number

Remaining

Average

Number

Average

Exercise

Outstanding at

Contractual Lives

Exercise

Exercisable at

Exercise

Prices

July 31, 2002

(years)

Price

July 31, 2002

Price

--------------------------------------------------------------------------------------------------------

$0.031-$0.26

3,899,342

2.75

 $0.095

3,899,342

 $0.095

$0.0145

30,054,928

6.57

13,454,678

$0.04

6,250,000

8.04

0

$0.06

7,367,000

6.24

52,667

$0.07

207,000

9.13

51,750

------------------------------------------------------------------------------------------------------------------

48,468,270

6.39

$0.034

18,148,436

$0.038

==============================================================

NOTE 17 -  SUBSEQUENT EVENTS

On September 20, 2002, OTG effected a 100-to-1 reverse stock split of its Common Stock and changed its symbol to “OTTG”.

As reported by the Company on a Current Report on Form 8-K dated September 6, 2002, the Company completed the acquisition of Trans Continental Classics Inc., a privately held Nevada corporation ("TCC") through the merger of a newly formed subsidiary of the Company with and into TCC, with TCC being the survivor, with the result of TCC becoming a wholly owned subsidiary of the Company (the "Acquisition by Merger" or the "TCC Transaction"). The terms of the TCC Transaction were set forth in that certain Agreement and Plan of Merger ("TCC Merger Agreement") by and among the Company, TCC, the TCC stockholders and certain stockholders of the Company (including all of the holders of the Series C Preferred Stock).

         In connection with the Acquisition by Merger of TCC, Messrs. Louis J. Pearlman and Gregory T. McDonald, the sole stockholders of TCC (the "Former TCC Stockholders"), received in exchange for their shares of common stock in TCC and the agreements and covenants of Mr. Pearlman (which are detailed elsewhere herein) an aggregate initial issuance of 1,162,800 shares of the common stock, par value $0.001 per share ("Common Stock"), of the Company (the "Initial Shares"), after the 100-to-1 reverse split. In addition, the Company agreed to issue to the Former TCC Stockholders an additional number of shares of Common Stock (the "Additional TCC Shares"), upon the completion of the then contemplated 100-to-1 reverse with a corresponding decrease in the authorized shares of Common Stock from 500,000,000 to 5,000,000 and a subsequent contemplated increase of the authorized number of shares of Common Stock back to 500,000,000 shares of Common Stock, equal to that number of shares which, when added to the Initial Shares (as adjusted for the Reverse Split), would equal 51% of the issued and outstanding shares of Common Stock of the Company as of the closing date of the TCC Transaction on a fully diluted basis (including the Company's Series C Convertible Preferred Stock ("Series C Preferred Stock") on an as-converted into shares of Common Stock basis).

         The Company has agreed that so long as the Former TCC Stockholders hold, directly or indirectly, in the aggregate greater than 50% of the Company's voting capital stock on a fully diluted basis, it will maintain the number of directors at five and shall nominate for election to the Board of Directors three nominees designated by the Former TCC Stockholders and two nominees designated by the holders of the Series C Preferred Stock, one of who is to be selected in part for his or her accounting or financial expertise. However, the Series C Preferred Stock will be converted into common stock in connection with the issuance of the Additional TCC Shares, and thereafter the previous holders of such Series C Preferred Stock will no longer have the ability to designate nominees for director pursuant to the TCC Merger Agreement. The Company, Former TCC Stockholders and holders of the Series C Preferred Stock have agreed to take such actions to facilitate the replacement of Mohamed Hadid, Anthony Ruben and Rafiah Kashmiri on the Board of Directors with Messrs. Pearlman and McDonald and Jeffrey Kranzdorf. In this regard, subject to compliance with Section 14(f) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 14f-1 promulgated thereunder, Messrs. Hadid and Ruben and Ms. Kashmiri have agreed to resign from the Board of Directors and the remaining members of the Board of Directors have agreed to appoint Messrs. Pearlman, McDonald and Kranzdorf to fill the resultant vacancies. Pursuant to the Merger Agreement, Messrs. Pearlman, McDonald and Kranzdorf were appointed as directors of TCTI and Messrs. Pearlman and McDonald were appointed as TCTI's Chairman of the Board and President, respectively, effective September 5, 2002.

         As a result of the TCC Transaction, the Reverse Split (effected on September 20, 2002) and the agreement by which Messrs. Pearlman and McDonald are to be issued a number of shares equal to 51% of the Company's issued and outstanding stock on a fully diluted basis, changes have or are expected to occur with respect to the relevant percentage of ownership of the Company's Common Stock by the principal stockholders of the Company, as more fully described below. In addition, changes in the management of the Company have or are expected to occur, as more fully described below.

NOTE 17 -  SUBSEQUENT EVENTS, continued

Name Change.  Subject to stockholder approval, as soon as possible following the closing of the TCC Merger, the Company agrees to take all such reasonable measures to effect the change of its legal name to "Trans Continental Entertainment Group, Inc."

On August 9, 2002, the Company made the final payment on the Note Payable, described in Note 11, which had a balance of $64,508 on July 31, 2002.

NOTE 18 - GOING CONCERN

The accompanying consolidated  financial statements have been prepared assuming the Company will continue as a going concern.  As of July 31, 2002, the Company had a working capital deficit of $5,012,273 and an accumulated deficit of $3,897,317.  Based upon the Company's plan of operation, management estimates that existing resources, together with funds generated from operations and/or alternatively available as debt financing available from key shareholders at reasonable market rates of interest, will be sufficient to fund the Company's working capital requirements.  Specific actions expected to increase the Company’s cash flow during fiscal 2003 include: a price increase in its core on-line modeling/acting database product, the launch of a new on-line product targeted at musicians, singers and bands and the overall reduction of its cost of sales.

NOTE 19 –COMMITMENTS AND CONTINGENCIES

In addition to being a consultant to the Company, Mr. Randell has guaranteed obligations of the Company under various merchant agreements relating to consumer's credit card in payment for services furnished by the Company, as well as equipment and real property leases. In connection with the acquisition by the Company of eModel (now known as Trans Continental Talent, Inc.) (the "eModel Transaction"), the Company entered into an Indemnification, Reimbursement and Security Agreement(as previously disclosed in the Company's Current Report on Form 8-K dated January 31, 2002, as amended) with Mr. Randell.  Pursuant to the agreement, the Company agreed to indemnify and defend Mr. Randell from any liabilities incurred or paid by him with respect to his personal guarantees of TCTI’s obligations to certain of its creditors, lessors, merchant accounts and equipment vendors which total approximately $2.5 million. The Company has granted to Mr. Randell a first priority security interest in all of its existing and after-acquired tangible and intangible property including accounts receivable and its database of models. The Company agreed to maintain insurance policies with respect to its properties and business designating Mr. Randell as loss  payee under such policies. If any amounts become due and payable to Mr. Randell, they will bear interest at the rate of 7% per annum until fully paid.

In addition to the Indemnification, Reimbursement and Security Agreement, in connection with the eModel Transaction, the Company also entered in a letter agreement pursuant to which the Company's Board of Directors resolved that persons authorized to sign or countersign checks, drafts, or other orders for the payment of money in the name of the Company were limited solely to two persons, one of whom was Mr. Randell, until the payment or satisfaction of tax liabilities of the Company due, owing and/or outstanding as of the closing of the eModel Transaction. The foregoing agreement was intended to allow Mr. Randell to monitor his exposure as a guarantor of the Company's obligations.

The Company’s merchant accounts are substantially processed by one provider.  The loss of this provider could have a material adverse effect on the Company’s operations.

Options Talent as Defendants

A former shareholder has repeatedly asserted that he has a substantial claim against a former foreign subsidiary of the Company but despite being invited to do so he has not filed a formal and detailed claim.  Based on the Company’s knowledge of the matter, it does not believe any potential claim will have merit.

NOTE 19 –COMMITMENTS AND CONTINGENCIES, continued

The Company’s former landlord has filed a claim against the Company in the Circuit Court of Orange County Florida for payment of back rent and damages.  The Company has counter sued in the same venue for damages incurred for breach of contract.  Discovery has commenced.  The Company believes it has adequately reserved for settlement of this dispute.

An individual who was formerly engaged in independent contractor services for the Company filed a claim of wrongful termination and discrimination with the California Labor Board.  The California Labor Board found no merit in this claim.  The independent contractor subsequently filed a lawsuit for breach of contract and other sundry claims, pro se in the Circuit Court of Orange County Florida alleging damages of $1.5 million.  The company believes this case is without merit and has requested a hearing to dismiss the complaints.

The Company is named as a co-defendant, along with one of its franchise owners, in a suit alleging vicarious liability due to its relationship as franchisor.  Discovery has commenced.  The Company does not believe this case has merit.

The Company is from time to time, in its ordinary course of business, threatened with or named as a defendant in various legal actions.  In the opinion of management, the outcome of any claims, threatened or pending, will not have a material  adverse  effect  on the  Company's  financial  condition,  results  of operations or cash flows.

Litigation is subject to inherent risks and uncertainties that may cause results to differ materially from the Company’s expectations.  Factors that could cause litigation results to differ include, but are not limited to, the discovery of previously unknown facts, changes in the law or in the interpretation of laws, uncertainties associated with the judicial decision-making process.