Form 10KSB/A
period 2002-07-31
OPTIONS TALENT GROUP
filed 2002-11-15
CIK 741012

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Amendment No. 1 to

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

As of November 12, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on of the Registrant based upon the last sale price of the Common Stock as quoted by the NASDAQ Over-The-Counter Bulletin Board (symbol “OTTG”) was approximately $2,902,785.  Shares of Common Stock held by each officer and director and by each person who owns more then 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.  The determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

F-9 – F-23

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

Mohamed Hadid failed to timely file one Form 3 on a timely basis.  This filing related to three transactions pursuant to which Mr. Hadid acquired 9,115,546 shares of Common Stock and 1,500,000 shares of Preferred Stock convertible into 90,000,000 shares of Common Stock (in each case prior to the effectiveness of the 100-to-1 reverse stock split), and to the reporting of his status as an officer and director of the Company. This filing incorrectly reported that the number of shares of Common Stock acquired was 10,851,852, and Mr. Hadid has not filed an Amendment to his Form 3 to correct this error.

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

91,155

900,000

0

991,155

30.95%

Louis Pearlman(12)

581,400

0

0

581,400

25.25%

Gregory McDonald(12)

581,400

0

0

581,400

25.25%

Mark Tolner(1)(4)(6)

11,500

0

0

11,500

*

Terri Bears(3)

0

0

5,750

5,750

*

All officers, directors

As a Group (5 persons)

1,265,415

900,000

5,750

2,171,165

67.68%

Other Principal Stockholders

Jefferson Trust and Joan

Randell, sole Trustee of the

Jefferson Trust (10)(11)

53,788

636,364

0

690,152

23.49%

Morgan Trust and Edward

Bell, sole Trustee of

Morgan Trust (10)(11)

53,788

636,364

0

690,152

23.49%

Paramount Trust and

Rafish Kashmiri, sole

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

SIGNATURES

In accordance with the requirements of the Securities  Exchange Act of 1934, the registrant  has duly  caused  this  report as amended to be  signed  on its  behalf by the undersigned, thereunto duly authorized.

OPTIONS TALENT GROUP

(Registrant)

Date:  November 15, 2002

By: /s/ Mark Tolner

Mark Tolner

Chief Executive Officer

By: /s/ Anthony Ruben

Anthony Ruben

Chief Operating Officer & Acting Chief

Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  November 15, 2002

By: /s/ Mark Tolner

Mark Tolner

Chief Executive Officer, Director

Date:  November 15, 2002

By: /s/ Anthony Ruben

Anthony Ruben

Chief Operating Officer & Acting Chief

Financial Officer, Director

 Date:  November 15, 2002

By: /s/ Mohamed Hadid

Mohamed Hadid

Director

Date:  November 15, 2002

By: /s/ Neil Mauskapf

Neil Mauskapf

Director

Date:  November 15, 2002

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

F-9 – F-23

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