Form 10QSB
period 2002-10-31
OPTIONS TALENT GROUP
filed 2002-12-24
CIK 741012

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB


             [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  for the Quarterly Period Ended October 31, 2002

                                       or

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


                       1701 PARK CENTER DRIVE, ORLANDO, FL
                    (Address of principal executive offices)

                                 (407) 253-5000
                         (Registrant's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of October 31, 2002 there were 2,300,219 shares outstanding, par value $.001 per share, of the issuer's only class of common stock.

Transitional Small Business Disclosure Format (check one):  Yes  [ ]   No [ X ]

                              OPTIONS TALENT GROUP
                     (Formerly Sector Communications, Inc.)

                                   FORM 10-QSB
                      For the Quarter Ended October 31, 2002

                                      INDEX

PART I   FINANCIAL INFORMATION                                       PAGE NUMBER

  Item 1.   Financial Statements (Unaudited)

             Consolidated Condensed Balance Sheets at October 31, 2002
             and July 31, 2002  ......................................     3-4

             Consolidated Condensed Statements of Operations for the
             Three Months ended October 31, 2002 and 2001   ..........      5

             Consolidated Condensed Statements of Cash Flows for the
             Three Months ended October 31, 2002 and 2001  .........        6

             Notes to Unaudited Consolidated Condensed Financial
             Statements    ...........................................      7

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations  .....................     15

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk     24

  Item 4.   Effectiveness of the Registrant's Disclosure Controls and
            Procedures ...............................................     24

PART II  OTHER INFORMATION

  Item 1.   Legal Proceedings ........................................     25

  Item 2.   Changes in Securities and Use of Proceeds  ...............     26

  Item 4.   Submission of Matters to a Vote of Securities Holders.....     26

  Item 6.   Exhibits and Reports on Form 8-K  ........................     26

SIGNATURES  ..........................................................     28

Certifications .......................................................     29

PART I.     FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS

                              OPTIONS TALENT GROUP
                     (FORMERLY SECTOR COMMUNICATIONS, INC.)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                          OCTOBER 31, 2002       JULY  31, 2002
                                                          ----------------       --------------
                                                            (unaudited)

ASSETS
Current assets:
    Cash and cash equivalents                             $           -          $        146
    Accounts receivable, net
      of allowance $430 and $351                                    942                   677
    Deferred charges                                                 76                   970
    Prepaid and other                                                25                    45
                                                            -----------           -----------

            Total current assets                                  1,043                 1,838

Property and equipment, net
    of accumulated depreciation of $400 and $257                  1,379                 1,342
Franchise rights                                                    911                   771
Goodwill (Note 6)                                                33,632                     -
Deposits and other assets                                           249                   200
Notes receivable - related parties                                  119                   118
Due from related parties                                            454                   452
                                                            -----------           -----------
                  Total assets                            $      37,787          $      4,721
                                                            ===========           ===========



The accompanying notes are an integral part of these consolidated condensed financial statements.

                              OPTIONS TALENT GROUP
                     (FORMERLY SECTOR COMMUNICATIONS, INC.)
                      CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)
                                 (in thousands)

                                                          OCTOBER 31, 2002       JULY  31, 2002
                                                          ----------------       --------------
                                                            (unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Bank overdraft                                        $         907          $          -
    Accounts payable and accrued expenses                         5,498                 4,419
    Note payable                                                      0                    65
    Deferred revenue                                              1,006                 2,218
    Capital leases-current                                          150                   149
    Payable to related parties                                      170                     -
                                                            -----------           -----------
            Total current liabilities                             7,731                 6,851

Capital leases - non-current                                        304                   315
Other liabilities (Note 6)                                       24,542                    -
                                                            -----------           -----------
         Total liabilities                                       32,577                 7,166
                                                            -----------           -----------

Stockholders' deficit:
    Preferred stock                                                   5                     5
    Common stock                                                      2                   114
    Additional paid-in capital                                   10,941                 1,689
    Deferred compensation                                         (319)                 (356)
    Accumulated deficit                                         (5,419)               (3,897)
                                                            -----------           -----------
            Total stockholders' Equity                            5,210               (2,445)
                                                            -----------           -----------
            Total liabilities and stockholders' equity    $      37,787          $      4,721
                                                            ===========           ===========



The accompanying notes are an integral part of these consolidated condensed financial statements.

                              OPTIONS TALENT GROUP
                     (FORMERLY SECTOR COMMUNICATIONS, INC.)
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (unaudited)
               (in thousands, except shares and per share amounts)

                                                   FOR THE THREE MONTHS ENDED
                                              ----------------------------------
                                              OCTOBER 31, 2002  OCTOBER 31, 2001
                                              ----------------  ----------------
Revenue:
    Franchise revenue                         $          349    $          149
    Model revenue                                      8,022             1,390
    Event revenue                                      1,667               509
                                               -------------      ------------
        Total revenue                                 10,038             2,048
                                               -------------      ------------

Operating expenses:
    Event costs                                        1,845               426
    Franchise operations                               1,108               892
    Sales and marketing                                2,614               784
    Scout                                              1,018               318
    General and administrative                         4,930               729
                                               -------------      ------------
        Total operating expenses                      11,515             3,149
                                               -------------      ------------
Loss from operations                                  (1,477)           (1,101)
                                               -------------      ------------
Other income (expense):
    Interest expense                                     (19)               (3)
    Interest income                                        4                 2
    Other income                                          44                 -
                                               -------------      ------------
        Total other income (expense)                      29                (1)
                                               -------------      ------------

Loss before provision for income taxes                (1,448)           (1,102)

Provision for incomes taxes                                -                 -
                                               -------------      ------------

Net loss before dividend on preferred stock           (1,448)           (1,102)

Dividend on preferred stock                               75                 -
                                               -------------      ------------
Net loss applicable to common shares          $       (1,523)    $      (1,102)
                                               =============      ============

Weighted average number of common shares
outstanding:
    Basic and diluted                              1,983,098            63,888
                                               =============      ============
Loss per common share:
    Basic and diluted                         $        (0.77)    $      (17.25)
                                               =============      ============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                              OPTIONS TALENT GROUP
                     (Formerly Sector Communications, Inc.)
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
                                 (in thousands)
                                                            For the Three Months Ended
                                                    -------------------------------------
                                                    October 31, 2002     October 31, 2001
                                                    ----------------     ----------------
  Cash flows from operating activities:
    Net loss                                        $        (1,523)     $       (1,102)
  Adjustments  to  reconcile  net loss to net cash
   provided  by (used  in) operating activities:
      Depreciation and amortization                             143                  14
      Provision for doubtful accounts                            79                   -
      Stock based compensation                                   37                   -

  Decrease (increase) in
      Accounts receivable                                      (344)                117
      Deferred charges                                          894                 (33)
      Prepaid and other                                          20                 (29)
      Deposits                                                  (49)                (10)
      Other assets                                                -                  15
  Increase (decrease) in:
      Accounts payable                                        1,080                 608
      Deferred revenue                                       (1,212)                  2
                                                    ---------------      --------------
  Net cash provided by (used in)
   operating activities                                        (875)               (418)
                                                    ---------------      --------------
  Cash flows from investing activities:
  Franchise rights                                             (140)
                                                                  -
  Property purchases                                           (101)                (56)
                                                    ---------------      --------------
  Net cash used in investing activities                        (241)                (56)
                                                    ---------------      --------------
  Cash flows from financing activities:
  Proceeds from bank overdraft                                  907                 270
  Loans from related parties                                    170
  Advances to related parties                                    (3)               (108)
  Payments on notes payable                                     (65)                  -
  Capital lease payments                                        (39)                (22)
  Proceeds from issuance of common stock                          -                 300
                                                    ---------------      --------------
  Net cash provided by financing activities                     970                 440
                                                    ---------------      --------------
  Net decrease in cash and cash equivalents
                                                               (146)                (34)
  Cash and cash equivalents at beginning of period              146                  34
                                                    ---------------      --------------
  Cash and cash equivalents at end of period        $             -      $            -
                                                    ================     ==============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                              OPTIONS TALENT GROUP
                     (FORMERLY SECTOR COMMUNICATIONS, INC.)

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (all amounts in thousands, except shares).


NOTE 1 - PRINCIPLES OF INTERIM FINANCIAL STATEMENTS

The consolidated condensed financial statements of Options Talent Group (formerly Sector Communications, Inc.), hereafter "OTG" and the "Company," have been prepared by management in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-QSB and Regulation S-X. Accordingly, they do not include all the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and accruals considered necessary for the fair presentation of financial information have been included and are of a normal recurring nature. Certain prior period balances have been reclassified to conform to the current period presentation. These statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's annual report on Form 10KSB filed with the Securities and Exchange Commission on November 15, 2002, the Information Statement on Schedule 14f-1 filed with the Securities and Exchange Commission on November 15, 2002 and the Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on December 7, 2002 which include additional information pertinent to an understanding of these interim financial statements.

The results of operations for the three-month period ended October 31, 2002 are not necessarily indicative of results to be expected for the entire year. The Company does not currently utilize any off-balance-sheet financing arrangements other than standard operating leases for the rental of facilities and equipment.

The consolidated condensed financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.


NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for:
    Interest                                          $       19       $       3
                                                      ==========================
    Income Taxes                                      $        -       $       -
                                                      ==========================

Supplemental Disclosure of Non-cash Financial
Activities:
    Property acquired under capital lease obligations $       29       $      11
    Decrease in stock due to reverse merger           $     (228)      $       -
    Stock issued for goodwill                         $      116       $       -
                                                      --------------------------

                              OPTIONS TALENT GROUP

NOTE 3 - SERIES C CONVERTIBLE PREFERRED STOCK

As of October 31, 2002, there were 5 million shares of Series C Preferred Stock outstanding, which are convertible into 3 million shares of the Company's common stock.

Subsequent to October 31, 2002, the Company and all holders of Series C Convertible Preferred Stock have agreed to offset the dividend payment for the three months ended October 31, 2002 against amounts due the Company by each such holders and the respective consultant corporation at October 31, 2002 (see Note 12 below).

NOTE 4 - INCOME TAX

No provision for income taxes has been recorded for the period ended October 31, 2002, due to the period's loss before income taxes and available net operating loss carry-forwards.


NOTE 5 - ORGANIZATION AND BUSINESS

Options Talent Group (formerly Sector Communications, Inc., incorporated on March 19, 1990), a Nevada Corporation, acts principally as a holding company, with two principal operating subsidiaries: Trans Continental Talent Inc. (formerly Options Talent, Inc.; formerly eModel, Inc.; hereafter "TCTI"), a Delaware Corporation, which markets and operates an on-line database of actors and models and Options Sports Group ("OSI"), a Nevada corporation, which currently, under a license agreement dated July 10, 2002, sells franchises and maintains the web site for Edge Sports Team, Inc. ("Edge"), a privately held Florida corporation which markets and operates an on-line database of high school athletes who are seeking exposure to college coaches. Several major shareholders of OTG as well as Mark Tolner, current CEO and past President of OTG, are shareholders in Edge. OTG also owns certain inactive corporations, which it is holding for future use. Sector PLC and the related Global Communications, Inc., formerly subsidiaries of the Company, were disposed of on April 12, 2002, resulting in a one-time gain of $234.

                              OPTIONS TALENT GROUP

NOTE 6 - REPORTING ENTITY AND ACQUISITIONS

On September 6, 2002, OTG acquired Trans Continental Classics, Inc., a privately held Nevada corporation ("TCC"), through the merger of a newly formed subsidiary of the Company with and into TCC, with TCC surviving (the "TCC Merger"). Upon the effectiveness of the Merger, the two sole holders (the "TCC Stockholders") of the common stock of TCC received an aggregate amount of 1,162,800 shares (the "Initial Shares") of common stock, par value $0.001 per share of the Company ("Common Stock"). As a result of the merger, subject to compliance with Section 14(f) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 14f-1 promulgated thereunder, Mohamed Hadid, Anthony R. Ruben and Rafiah Kashmiri have resigned from the Board of Directors and the remaining members of the Board of Directors have appointed Messrs. Louis J. Pearlman, Gregory T. McDonald and Jeffrey Kranzdorf to fill the resultant vacancies, effective November 26, 2002. In connection with the TCC Merger, Messrs. Pearlman, McDonald and Kranzdorf were appointed as directors of TCTI and Messrs. Pearlman and McDonald were appointed as TCTI's Chairman of the Board and President, respectively, effective September 5, 2002. Also in connection with the TCC merger, the Company intends to increase its authorized shares of Common Stock to 500,000,000, subject to stockholder approval. Pursuant to the TCC Merger, following the contemplated increase in authorized shares as discussed in the preceding sentence, additional shares of Common Stock will be issued to Messrs. Louis J. Pearlman and Gregory T. McDonald which when combined with the initial shares will equal 51% of the Common Stock on a fully diluted basis as of the date of the TCC merger was consummated. Pursuant to the TCC Merger the company recorded $33,632 of goodwill. None of its goodwill was impaired at October 31, 2002.

The Company has agreed to issue to Messrs. Pearlman and McDonald an additional aggregate of 3,122,449 shares of Common Stock, upon the completion of the then contemplated 100-to-1 reverse split of the Company's Common Stock (the "Reverse Split") with a corresponding decrease in the authorized shares of Common Stock from 500,000,000 to 5,000,000 and a subsequent contemplated increase of the authorized number of shares of Common Stock back to 500,000,000 shares of Common Stock. The market value ascribed to these shares, based on the average closing price of the Company's Common Stock on the day of the transaction and during each of the three days prior and three days subsequent was $7.86 per share. The Company recorded a liability of $24,542,449 in connection with such agreement.

Prior to the date of the acquisitions, TCC did not conduct any operations or business, and has not otherwise carried on any activities except in connection with the merger.

On January 31, 2002, OTG, Sector Communications Delaware ("Sector"), Inc., a Delaware corporation and a wholly owned subsidiary of OTG, and eModel, Inc. ("eModel"), a Delaware corporation, entered into an agreement providing for the acquisition of eModel by OTG through the merger of Sector with and into eModel which changed its name to Options Talent, Inc. Under the terms of the merger eModel shareholders received approximately 55.5% of the fully diluted ownership of the Company. As such, the merger has been accounted for as a reverse acquisition of OTG by TCTI, and operating results prior to January 31, 2002 are those of TCTI.

                              OPTIONS TALENT GROUP

NOTE 6- REPORTING ENTITY AND ACQUISITIONS - Continued

The net equity of the assets acquired pursuant to the eModel Merger Agreement on January 31, 2002 is summarized as follows (in thousands):

Cash                                                  $      505
Accounts receivable, net                                      36
Prepaid and other                                             28
Property and equipment, net                                   68
Note receivable                                              250
Other assets                                                  60
Accounts payable                                            (421)
                                                     -----------

Equity in net Assets acquired                         $      526
                                                      ==========


NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued Statement of Financial Accounting Standard No. 141 ("SFAS 141"), Business Combinations and SFAS No.142, Goodwill and Other Intangible Assets. These statements would continue to require recognition of goodwill as an asset but would not permit amortization of goodwill as previously required by Accounting Principles Board (APB) Opinion No. 17, Intangible Assets. In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of. The primary objective of SFAS No. 144 is to develop one accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. The provisions of this statement are effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged.

                              OPTIONS TALENT GROUP

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS - Continued

Therefore, application of SFAS 141 did not impact the Company's financial statements in fiscal 2002. Under SFAS 142, goodwill is separately tested for impairment using a fair-value-based approach when an event occurs indicating the potential for impairment. Any required goodwill impairment charges would be presented as a separate line item within the operating section of the income statement. The change from an amortization approach to an impairment approach would apply to previously recorded goodwill, as well as goodwill arising from acquisitions completed after the application of the new standard. The Company adopted SFAS No. 142 for its fiscal year beginning July 31, 2001. None of its goodwill was impaired. However, it is possible that in the future, the Company would incur less frequent, but larger, impairment charges related to the goodwill already recorded as well as any goodwill arising out of future acquisitions. As these statements have just been issued, it is difficult to predict whether the Company's future earnings may be subject to significant volatility, particularly on a period-to-period basis. Application of SFAS No. 144 did not have a material impact on the Company's results of operation and financial position.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical
Corrections" ("SFAS No. 145"). This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan, as previously required under Emerging Issues Task Force ("EITF") Issue 94-3. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that this pronouncement will not have a significant impact on its results of operations or financial position.

                              OPTIONS TALENT GROUP

NOTE 8 - USE OF ESTIMATES

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

NOTE 9 - DEFERRED CHARGES, DEFERRED EVENT REVENUE, EVENT REVENUE

The Company recognized revenue, in August 2001, from a model convention and in October 2002, from a model Convention. In September 2002, the Company began sales for an event to be held in March 2003. Through October 31, 2002, revenue for future events totaling $790 has been collected and deferred. No related event costs have been incurred. The Company expects to recognize all of the deferred revenue and deferred charges during fiscal 2003. Actual event results will vary significantly from deferred balances, as significant costs have not yet been incurred. The Company has also deferred $216 in revenues collected but not yet earned from the sale of Edge Sports franchises. These revenues will be recognized when training, which is an Edge Sports obligation, is completed.

NOTE 10 - FRANCHISE RIGHTS AND FRANCHISE RIGHTS PAYABLE

During fiscal 2002, the Company repurchased the Atlanta NE, Atlanta NW, Beverly Hills, Fort Lauderdale, Indianapolis, Jacksonville, Long Island, Los Angeles, Manhattan, Miami, Milwaukee, Philadelphia, Queens, San Antonio, Santa Monica and Tampa franchises for any aggregate amount of approximately $911. During three months ended October 31, 2002, the Company repurchased the Norfolk, Fresno, Bakersfield, Visalia, Santa Barbara, and San Luis Obispo franchises for $140. As of October 31, 2002, the Company has recorded franchise rights of $911 and franchise rights payable of $411 on its balance sheet. The Company adopted SFAS No. 142 for its fiscal year beginning August 1, 2001.

NOTE 11 - PRODUCT DEVELOPMENT COSTS

Product development costs include expenses incurred by the Company to maintain, monitor and manage the Company's website. The Company recognizes website development costs in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development. Costs incurred in the development phase are capitalized and recognized over the product's estimated useful life if the product is expected to have a useful life beyond one year. Costs associated with repair or maintenance of the existing site or the development of website content are included in product development expense in the accompanying consolidated statement of income. As of October 31, 2002, the Company had capitalized $352 in development costs, including $90 for development work conducted under its agreement with Edge Sports Team.

                              OPTIONS TALENT GROUP

NOTE 12 - DUE FROM RELATED PARTIES AND OTHER NOTES RECEIVABLE

Cortes Randell, eModel's former chairman of the board and former chief executive officer, who also held similar positions in Corporate Media Services ("CMS"), owed the Company $323 as of October 31, 2002 This amount includes a 5% $199 loan made on April 30, 2002 and $98 related to the January 31, 2002 merger. The April 30, 2002 note is due on April 30, 2003. Madison Consulting Company ("MCC") (a company controlled by Mr. Randell) is currently a consultant to the Company. Subsequent to October 31, 2002, the Company and MCC have agreed to offset certain amounts due to MCC or to Mr. Randell for consulting services ($120) and the amount of dividends ($25) due on the Company's Series C Preferred Stock against amounts owed the Company at October 31, 2002.

Corporate Media Services, through a series of four 5% Notes with a cumulative face value of $112, owes the Company, as of October 31, 2002, $119. Additionally, CMS owes the Company $95 from several advances made by the Company in fiscal 2002. The Notes are due in December 2002 and January 2003. Subsequent to October 31, 2002, the Company and CMS have agreed to offset certain amounts due to Mr. Bell for consulting services ($53) and the amount of dividends ($25) due on the Company's Series C Preferred Stock against the amount owed the Company at October 31, 2002.

General Services Corporation owes, as of October 31, 2002, the Company $36 from an advance made in fiscal 2002. There is not a formal agreement in place with respect to this Note; however, the Company expects to be paid in full within twelve months. Subsequent to October 31, 2002, the Company and CMS have agreed to offset this amount against certain amounts due to GSC or to Mr. DeFrawy for consulting services ($11) and the amount of dividends ($25) due on the Company's Series C Preferred Stock.

NOTE 13 - DUE TO RELATED PARTY

As of October 31, 2002, the Company owed Anthony Ruben, its former COO and former Acting CFO, $11. The Company expects to pay this amount in full within three months.

NOTE 14 - STOCKHOLDERS' EQUITY

On August 29, 2002 the Company issued 1,162,800 shares of its common stock pursuant to the TCC Merger. On October 22, 2002, 2,000 shares of the Company's common stock were returned by a former advisory board member and cancelled. In connection with the TCC Merger, the Company has agreed to issue to Messrs. Pearlman and McDonald an additional aggregate of 3,122,449 shares of Common Stock, upon the completion of the then contemplated 100-to-1 reverse split of the Company's Common Stock with a corresponding decrease in the authorized shares of Common Stock from 500,000,000 to 5,000,000 and a subsequent contemplated increase of the authorized number of shares of Common Stock back to 500,000,000 shares of Common Stock (see Note 6 above).

                              OPTIONS TALENT GROUP

NOTE 15 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern. As of October 31, 2002, the Company had a bank overdraft of $907 a working capital deficit of $6,688 and an accumulated deficit of $5,419. Based upon the Company's plan of operation, management estimates that existing resources, together with funds generated from operations and/or alternatively available as debt financing available from key shareholders at prevailing market rates of interest, will be sufficient to fund the Company's working capital requirements. Specific actions expected to increase the Company's cash flow during fiscal 2003 include: a price increase in its core on-line modeling/acting database product, the launch of a new on-line product targeted at musicians, singers and bands and the overall reduction of its cost of sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Unaudited Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this document.

FORWARD LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and Results of Operations and this Annual Report on Form 10-QSB may include certain estimates, projections and other forward-looking statements. There can be no assurance as to future performance and actual results may differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements include: (i) the effects of vigorous competition in the markets in which the Company operates; (ii) the cost of entering new markets necessary to provide products and services; (iii) the unexpected impact of additional costs due to adjustments from ongoing evaluations of the Company's business strategies; (iv) unexpected results of litigation filed against the Company or its subsidiaries;
(v) the possibility of one or more of the markets in which the Company competes being affected by variations in political, economic or other factors such as monetary policy, legal and regulatory changes or other external factors over which the Company has no control; (vi) changes in the pricing policies of the Company or its competitors; (vii) increased competition; (viii) technological changes in computer and telecommunications systems and environments; (ix) the Company's ability to timely develop, introduce and market new products and services; (x) the Company's quality control of products and services sold; (xi) personnel changes; (xii) downturn in general economic conditions; (xiii) the Company's ability to successfully integrate businesses acquired with its operations; and (xiv) such risks and uncertainties as are detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

OUTLOOK

The Company intends to continue its sales growth by increasing the productivity of existing offices and upgrading its office and headquarters sales leadership. Additionally, the Company intends to reduce its operating expenses as a percentage of sales by, among other things, reducing commission payments to its sales force and implementing other cost-containment measures it deems appropriate. Finally, the Company intends to increase the average retention rate of its customers by introducing a membership program which provides customers with negotiated discounts at relevant national merchants. The Company expects to realize revenues through OSI's sale of Edge franchises and may realize revenue through TCTI's sale of additional international developer rights and the opening of international franchise offices. The Company also expects to launch a new on-line music database similar to the Company's current efforts in modeling. Based on this strategy, the Company expects to achieve sustained profitability during fiscal 2003. Actual results may vary depending on the Company's results of operations and as a result of the risks described in "Risk Factors" and elsewhere herein.

COMPANY OVERVIEW

The Company acts principally as a holding company, with two principal operating subsidiaries: TCTI, which markets and operates an on-line database of actors and models and OSI, which currently, under a license agreement dated July 10, 2002, sells franchises and maintains the web site for Edge, a privately held Florida corporation which markets and operates an on-line database of high school athletes who are seeking exposure to college coaches. Several major shareholders of OTG well as Mark Tolner, currently the CEO of OTG and the past President of OTG, are shareholders in Edge. OTG also owns certain inactive corporations, which it is holding for future use. Sector PLC and the related Global Communications, Inc., formerly subsidiaries of the Company, were disposed of on April 12, 2002, resulting in a one-time gain of $234.

On January 31, 2002, OTG, Sector Communications Delaware ("Sector"), Inc., a Delaware corporation and a wholly owned subsidiary of OTG and eModel, Inc. ("eModel"), a Delaware corporation, entered into an agreement providing for the acquisition of eModel by Options through the merger of Sector with and into eModel. Under the terms of the merger eModel shareholders received approximately 55.5% of the fully diluted ownership of the combined company. As such, the Merger has been accounted for as a reverse acquisition of OTG by TCTI, and operating results prior to January 31, 2002 are those of TCTI.


RECENT ACQUISITION

On September 6, 2002, OTG acquired Trans Continental Classics, Inc., a privately held Nevada corporation ("TCC"), through the merger of a newly formed subsidiary of the Company with and into TCC, with TCC surviving (the TCC Merger). Upon the effectiveness of the Merger, the two sole holders (the "TCC Stockholders) of the common stock of TCC received an aggregate amount of 1,162,800 shares (the "Initial Shares") of common stock, par value $0.001 per share of the Company ("Common Stock"). As a result of the merger, subject to compliance with Section 14(f) of the Securities Exchange Act of 1934, as amended (the"Exchange Act"), and Rule 14f-1 promulgated thereunder, Mohammad Hadid, Anthony R. Ruben and Rafiah Kashmiri have resigned from the Board of Directors and the remaining members of the Board of Directors have appointed Messrs. Louis J. Pearlman, Gregory T. McDonald and Jeffrey Kranzdorf to fill the resultant vacancies, effective November 26, 2002. In connection with the TCC Merger, Messrs. Pearlman, McDonald and Kranzdorf were appointed as directors of TCTI and Messrs. Pearlman and McDonald were appointed as TCTI's Chairman of the Board and President, respectively, effective September 5, 2002. Also in connection with the TCC merger, the Company intends to increase its authorized shares of Common Stock to 500,000,000, subject to stockholder approval. Pursuant to the TCC Merger, following the contemplated increase in authorized shares as discussed in the preceding sentence, additional shares of Common Stock will be issued in Messrs. Louis J. Pearlman and Gregory T. MacDonald which when combined with the initial shares will equal 51% of the Common Stock on a fully diluted basis as of the date of the TCC merger was consummated.

RESULTS OF OPERATIONS

The following table sets forth, for the three-month periods ended October 31, 2002 and 2001, certain items in the Company's statements of operations as a percentage of total operating revenues (in thousands):

                                              For the Three Months Ended         For the Three Months Ended
                                                   October 31, 2002                    October 31, 2001
                                         ----------------------------------  ---------------------------------
                                            Amount            Percentage of        Amount       Percentage of
                                                              Total Revenue                     Total Revenue
                                         ----------------------------------  ---------------------------------
Revenue:
     Franchise revenue                   $             349         3.48%     $           149            7.28%
     Model revenue                                   8,022        79.92%               1,390           67.87%
     Event revenue                                   1,667        16.61%                 509           24.85%

                                         ----------------------------------  ---------------------------------
          Total revenue                             10,038       100.00%               2,048          100.00%
                                         ----------------------------------  ---------------------------------

Operating expenses:
     Event costs                                     1,845        18.38%                 426           20.80%
     Franchise operations                            1,108        11.04%                 892           43.55%
     Sales & marketing                               2,614        26.04%                 784           38.28%
     Scouts                                          1,018        10.14%                 318           15.53%
     General & administrative                        4,930        49.11%                 729           35.60%
                                         ----------------------------------  ---------------------------------
     Total operating expenses                       11,515       114.71%               3,149          153.76%
                                         ----------------------------------  ---------------------------------

Loss from operations                               (1,477)       (14.71%)             (1,101)         (53.76%)

Other income (expense):
     Interest expense                                 (19)        (0.19%)                 (3)          (0.15%)
     Interest income                                     4         0.04%                   2            0.10%
     Other income                                       44         0.44%                   -            0.00%
                                         ----------------------------------  ---------------------------------
     Total other income (expense)                       29         0.29%                 (1)           (0.05%)
                                         ----------------------------------  ---------------------------------

Loss before provision
   for income taxes                                 (1,448)      (14.43%)             (1,102)         (53.81%)

Provision for income taxes                               -         0.00%                   -            0.00%
                                         ----------------------------------  ---------------------------------

Net loss before dividend on preferred
   stock                                 $          (1,448)      (14.43%)    $        (1,102)         (53.81%)

Dividend on preferred stock                             75         0.75%                   -                -
                                         ----------------------------------  ---------------------------------
Net loss                                 $          (1,523)      (15.17%)    $        (1,102)         (53.81%)
                                         ==================================  =================================

Three Months Ended October 31, 2002 and 2001 (amounts in thousands)

Total revenues increased by $7,990 to $10,038 for the three months ended October 31, 2002, from $2,048 for the three months ended October 31, 2001, representing an increase of 390%. Model revenues increased by $6,632, or 477%, reflecting the opening of a number of sales offices and implementation of a corporate sales system during fiscal 2002 and higher monthly billings, from $1,390 for the three months ended October 31, 2001. This system, which centralized the "closing" of sales in the Company's Orlando headquarters, has been adopted by the majority of the Company's franchises and is used by all of its corporate owned locations. Event revenue increased by $1,158 to $1,667 for the three months ended October 31, 2002, representing an increase of 228% from $509 for the three months ended October 31, 2001. A "model convention" held in Cancun during October 2002 was more successful and had a higher average selling price, than a comparable event held in Orlando during August 2001. This event was marketed to existing customers. Franchise revenue increased by $200 or 134% to $349 for the three months ended October 31, 2002 from $149 for the three months ended October 31, 2001 reflecting the sale of franchises under license from Edge Sports Team, Inc. in 2002 as compared to the sale of only modeling franchises during the three months ended October 31, 2001.

Event costs and other operating expenses increased by $8,366, or 266%, to $11,515 for the three months ended October 31, 2002, from $3,149 for the three months ended October 31, 2001. General and administrative expenses increased by $4,201, or 576%, to $4,930 for the three months ended October 31, 2002, from $729 for the three months ended October 31, 2002. This increase is related to ongoing efforts to support the overall sales growth of the Company and reflects increases in the overall number of employees and related compensation and benefits costs and increase in sales commission in connection with greater sales volume in 2002, as well as non-recurring legal fees, and a general increase in printing, telecommunications and internet, and consulting costs for the three months ended October 31, 2002. Additionally, fines and penalties, bad debt expense and bank fees also increased for the three months ended October 31, 2002. Event costs increased by $1,419, or 333%, to $1,845 for the three months ended October 31, 2002, from $426 for the three months ended October 31, 2002. Higher costs, principally related to transporting customers from the mainland United States to Cancun, Mexico for its October 2002 event as compared to no comparable transportation costs for the August 2001 event drove the majority of the increase. Sales and marketing costs increased by $1,830, or 233%, to $2,614 for the three months ended October 31, 2002, from $784 for the three months ended October 31, 2001, reflecting higher sales costs directly related to higher sales volumes. Scout expenses increased by 220% or $700, to $1,018 for the three months ended October 31, 2002 from $318 for the three months ended October 31, 2001, primarily reflecting commission payments which grew as sales grew. Franchise operations expense grew by $216, or 24.2%, to $1,108 for the three months ended October 31, 2002, from $892 for the three months ended October 31, 2001, reflecting an overall increase in corporate-owned offices open during the period.

As a result of higher costs partially offset by increased sales, the net loss increased by $421, or 38.2%, to $1,523 for the three months ended October 31, 2002 from a loss of $1,102 for the three months ended October 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

During the three month period ending October 31, 2002, cash used from operating activities totaled $875 compared to $418 during the three month period ended October 31, 2001. The change was due to higher operating losses, an increase in accounts receivable and lower deferred revenue partially offset by higher accounts payable and lower deferred charges during the three-month period ended October 31, 2002.

During the three month period ending October 31, 2002, cash used in investing activities totaled $241 compared to $56 during the three month period ended October 31, 2002 due primarily to the costs of repurchasing six franchises.

During the three month period ending October 31, 2002, cash provided by financing activities totaled $970 compared to $440 during the three month period ended October 31, 2001 due primarily to a higher bank overdraft during the current period and a sale of stock during the year ago period. As a result of the merger with TCC the Company issued stock and recorded goodwill resulting in no cash impact.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of October 31, 2002, the Company had a bank overdraft of $907 a working capital deficit of $6,688 and an accumulated deficit of $5,419. Based upon the Company's plan of operation, management estimates that existing resources, together with funds generated from operation and/or alternatively available as debt financing available from key shareholders at reasonable market rates of interest, will be sufficient to fund the Company's working capital requirements. Specific actions expected to increase the Company's liquidity during fiscal 2003 include: a price increase in its core on-line modeling/acting database product, the launch of a new on-line product targeted at musicians, singers and bands and the overall reduction of its cost of sales.


RISK FACTORS

You should consider the risks described below before making an investment decision with respect to the Company's common stock. The Company believes that the risks and uncertainties described below are the principal material risks facing the Company as of the date of this Form 10-QSB.

In the future, the Company may become subject to additional risks that are not currently known to it. The Company's business, financial condition or results of operations could be materially adversely affected by any of the following risks.


IF THE COMPANY IS UNABLE TO MANAGE RAPID GROWTH AND RETAIN KEY PERSONNEL, ITS BUSINESS WILL SUFFER. The Company has had significant turnover among its senior financial, legal and administrative managers. Failure to recruit and retain these and other managers may jeopardize the Company's ability to achieve its financial and operational objectives. The Company will be required to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and to expand, train and manage its employee work force. There can be no assurance that the Company will be able to effectively accomplish these tasks. Its failure to do so would have a material adverse effect on its business, operating results and financial condition. Competition for qualified sales, technical and other qualified personnel is intense and there can be no assurance that the Company will be able to attract, assimilate or retain additional highly qualified employees in the future. If the Company is unable to hire and retain such personnel, particularly those in key positions, its business, operating results and financial condition would be materially adversely affected. The Company's future success also depends in significant part upon the continued service of its key technical, sales and senior management personnel. The loss of the services of one or more of these key employees could have a material adverse effect on its business, operating results and financial condition. Additions of new and departures of existing personnel, particularly in key positions, can be disruptive and can result in departures of existing personnel, which could have a material adverse effect on the Company's business, operating results and financial condition.

IF THE COMPANY IS UNABLE TO EXECUTE ITS BUSINESS PLAN ITS BUSINESS WILL SUFFER The Company's future financial performance will depend in part on its success at increasing the prices of its products and services and lowering its operating costs. If the Company encounters market resistance to price increases, is unable to reduce its cost of sales, encounters technological change or other factors, the Company's business, operating results and financial condition could be materially and adversely affected.

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

YOU SHOULD NOT INVEST IF YOU EXPECT DIVIDENDS. The Company has never paid dividends on its common stock and does not presently intend to pay any dividends on its common stock in the foreseeable future. The Company anticipates that any funds available for payment of dividends on its common stock will be re-invested into the Company to assist the Company in furthering its business strategy, which includes a global expansion to complement the franchise offices recently opened in Sydney, Melbourne, Singapore, Bejing, and Shanghai. Accordingly, interested parties should not make an investment in the Company if you expect dividends.

THE COMPANY'S COMMON STOCK PRICE IS VOLATILE AND COULD DECLINE. The market price of the Company's common stock has experienced significant decreases in value and fluctuations and may continue to fluctuate significantly. The trading price of the Company's common stock could be subject to wide fluctuations in response to various factors, some of which are beyond the Company's control including:

o An economic slowdown could adversely impact the demand for the talents offered by the Company's customers and therefore impact the perceived value of the Company's service as well as other unanticipated adverse market conditions.

o Revenue increases could be inhibited if the Company does not launch new products, or eliminate existing products.

o    The Company's  operations could be negatively  impacted by armed conflicts;
     political  instability;   terrorism;   adverse  media  publicity;  and  the
     availability of air service.

o    Effects of competition.

o    Changes in financial estimates.

o    Naked short selling of the Company's common shares.

o    Announcement  of  significant   strategic   partnerships,   join  ventures,
     acquisitions or capital commitments.

o    Increased  needs  for  operating   capital,   and  regulatory   changes  or
     interpretations.

THE COMPANY'S ABILITY TO EXECUTE THE COMPANY'S BUSINESS PLAN COULD BE NEGATIVELY IMPACTED BY REGULATORY CHANGES OR UNFAVORABLE INTERPRETATIONS OF EXISTING RULES AND REGULATIONS. The Company is subject to compliance with various state, federal and local laws and regulations with respect to its contracts and relations with franchisees and customers. If laws or regulations change, or if the Company has previously made incorrect interpretations, the Company may be subject to fines and may need to modify the way in which it conducts business. Any fines or modifications to the Company's business plan may materially impact its ability to execute its business plan.

POSSIBLE SALES OF SECURITIES BY CURRENT SHAREHOLDERS MAY HAVE A DEPRESSIVE EFFECT ON THE MARKET PRICE OF THE COMPANY'S STOCK. There are currently approximately 2,302,165 shares of the Company's common stock outstanding. Of these, 416,336 are freely tradable. Of the freely tradable shares, 161,200 may be traded as "restricted securities" pursuant to Rule 144 under the Securities Act. Under Rule 144, a person who has held restricted securities for a period of one year may sell a limited number of shares to the public in ordinary brokerage transactions. Sales of a large number of these securities will likely have a depressive effect on the market price of the Company's common stock.

THE COMPANY'S OPERATING RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY AND MAY BE BELOW EXPECTATIONS. The following factors may affect the Company's quarterly, as well as its annual, operating results:

o    The Company's ability to recruit customers;

o    The Company's ability to retain customers;

o    The Company's ability to manage remote operations;

o    The  Company's  ability  to  sell  territories  and/or  franchises;

o    The Company's ability to sell ancillary  products to current  customers;

o    The   Company's   ability  to  upgrade   and   develop   its   systems  and
     infrastructure;

o    The Company's ability to attract, motivate and retain personnel;

o The Company's lack of operating capital and inability to raise additional capital at reasonable prices; and

o    Technical difficulties in delivering the Company's services.

As a result, the Company believes that its prior sales and operating results may not necessarily be meaningful, and that such comparisons may not be accurate indicators of future performance. Although the Company's business grew during the last year, the Company can give no assurance that these percentages will reflect the ongoing pattern of its business.

THE COMPANY COULD BE ADVERSELY IMPACTED BY AN INABILITY TO MAINTAIN A HIGH LEVEL OF NEGATIVE WORKING CAPITAL. The Company has historically lost money and may continue to do so. The Company has historically operated with a high level of negative working capital. If vendors insist on being paid upfront or more rapidly, the Company may not be able to finance its operations. If the Company is unable to satisfy its obligations it may not be able to continue to operate.

THE COMPANY RELIES ON INDEPENDENT CONTRACTOR SCOUTS TO IDENTIFY THE MAJORITY OF ITS CUSTOMERS. Independent contractors in the Company's industry have a high degree of employment turnover. If the Company is unable to attract a sufficient number of Scouts, if Scout turnover increases or if the pool of available Scouts is exhausted, the Company's cash flow could drop to the point where the Company could not continue to fund operations and would not be able to continue in business. If the level of turnover increases or if the Company must provide a higher financial incentive to retain the interest of Scouts, the Company risks not being able to have a cost of sales low enough to generate positive cash flow or provide sufficient economic returns to its investors. If Scouts are deemed to be employees, the Company's cost of sales could increase to such a level that it could not anticipate generating positive cash flow or provide sufficient economic returns to its investors. Similarly, if the Company was deemed to owe its current and past Scouts a material amount of back pay, taxes or benefits, it might not have the ability to pay these amounts and could potentially cease operations.

THE COMPANY MAY SATURATE ITS TARGET MARKET. The Company's target market is young adults of between 18 and 24 years of age. If the Company, through its independent contractor Scouts or other means of marketing, has saturated this market, it risks lower enrollments and cash flows. These results would materially impact the Company's ability to execute its business plan.

INSUFFICIENT CASH FLOW FROM OPERATING ACTIVITIES. The Company has historically utilized cash flow from one-time transactions such as the sale of franchises to fund its growth. Therefore, it the Company does not execute its business plan, it may have insufficient cash flow from operating activities to continue operations.

DEPENDENCE ON CORTES RANDELL TO GUARANTEE MERCHANT AND OTHER ACCOUNTS. Cortes Randell, has personally guaranteed the Company's merchant account. The Company's merchant account is what allows it to accept credit cards as payment for its services. Since the majority of the Company's payments are received from credit cards, the Company would not be able to successfully operate without the ability to accept credit cards. If the Cortes Randell guarantee was withdrawn, the Company could have difficulty finding another merchant account and would have difficulty continuing operations. Mr. Randell provides consulting services to the Company pursuant to a consulting agreement between the Company and Madison Consulting Company. In addition, Mr. Randell's wife, Joan Randell, is the sole trustee of a trust that beneficially owns or has voting power with respect to more than 10% of the Company's stock.

RISK OF MERCHANT ACCOUNT CANCELATION. The Company has been notified by one or more of the credit cards it accepts that its rate of chargebacks, indicated by the number of chargebacks divided by total transactions, is too high. Chargebacks are instances where a customer indicates to the credit card company that the charge on his account is not valid because: the charges were not authorized, services were not delivered, the customer was charged multiple times for the same service, etc. The Company has taken a number of measures to reduce chargebacks including recording a confirmation of the sales process with its customers, increasing staffing in its customer service area to increase the timeliness of photo uploads and address concerns and complaints. However, if the Company is not able to keep chargebacks under a certain level, or if the credit card companies, together or individually, reduce the acceptable level of chargebacks the Company could lose its ability to accept one or more brand of credit card. If that occurs, the Company's ability to execute its business model and its ability to generate sufficient cash flows to continue operations would be jeopardized.

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

THE COMPANY RELIES ON PER SALE COMPENSATION TO MOTIVATE AND INCENTIFY ITS SALES FORCE AND SCOUTS. The Company compensates all of its salespeople and all of its independent contractor Scouts with a per sale commission. While TCTI's salespeople receive a base salary that is paid if it is greater than commissions due to them, and OSI's salespeople receive a base salary in addition to any commissions paid, the Company principally compensates sales related activities via direct commission payment. The Company has historically modified the compensation structure of its salespeople several times per year and anticipates making additional modifications to its compensation plan. If as a result of future modifications, compensation payments were reduced significantly or if the Company relied in the future on a less direct method of driving sales, the Company's sales force could perform at a lower level, negatively impacting both sales and cash flow. Any reduction in cash flow could materially impact the Company's ability to execute its business plan.

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

THE  COMPANY'S   RESULTS  MAY  BE  NEGATIVELY   IMPACTED  BY  HIGHER  INFLATION.
Historically, inflation has not had a material effect on the Company's operations or its financial condition. If costs were to rise materially, the Company may not be able to increase revenues by a comparable amount.


Item 3. QUANTIATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company does not have any material market risk sensitive instruments.


Item 4. EFFECTIVENESS OF THE REGISTRANT'S DISCLOSURE CONTROLS AND
          PROCEDURES

In the first quarter of fiscal year 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, pursuant to Securities Exchange Act Rule 13a-14. Based on that evaluation, the Company's management including the Chief Executive Officer and the Principal Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of October 31, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to October 31, 2002.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Options Talent as Plaintiff in "eModel.com, Inc. v. Reilly, et al."
-------------------------------------------------------------------

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

On July 17, 2001, eModel filed a complaint in the United States District Court for the District of Massachusetts naming the Massachusetts Attorney General and the Director of the Commonwealth's Department of Labor and Workforce Development as defendants. The complaint primarily seeks a declaratory judgment that eModel does not qualify as an "employment agency" within the meaning of the Massachusetts Employment Agency Law, and therefore is neither required to be licensed nor is otherwise governed by the law. The matter is currently pending, following a stay instituted subsequent to Options Talent Group's acquisition of eModel in January of this year. Upon completion of certain post-closing matters related to the acquisition, Options Talent Group intends to lift the stay and continue its action for declaratory relief.

Options Talent as Defendants
----------------------------

A former shareholder has repeatedly asserted that he has a substantial claim against a former foreign subsidiary of the Company but he has not filed a formal and detailed claim. Based on the Company's knowledge of the matter, it does not believe any potential claim will have merit.

In July 2002, the Company's former landlord filed a claim against the Company in the Circuit Court of Orange County Florida for payment of back rent and damages. The Company has counter sued in the same venue for damages incurred for breach of contract. Discovery has commenced. The Company believes it has adequately reserved for the ultimate outcome of this dispute.

The Company is from time to time, in its ordinary course of business, threatened with or named as a defendant in various legal actions. In the opinion of management, the outcome of any claims, currently threatened or pending, will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Litigation is subject to inherent risks and uncertainties that may cause results to differ materially from the Company's expectations. Factors that could cause litigation results to differ include, but are not limited to, the discovery of previously unknown facts, changes in the law or in the interpretation of laws, uncertainties associated with the judicial decision-making process.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended October 31, 2002 OTG entered into and consummated an Agreement and Plan of Merger (see Recent Acquisition above). These changes in securities were reflected in the quarter ended October 31, 2002 and are discussed in the Company's Annual Report on Form 10-KSB/A for the period ended July 31, 2002 as well as in the Company's Current Report on Form 8-K, its Information Statement on Schedule 14F-1, and its Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on September 17, 2002, November 15, 2002, and December 7, 2002, respectively. Also in connection with the TCC merger, the Company intends to increase its authorized shares of Common Stock to 500,000,000, subject to stockholder approval. Pursuant to the TCC Merger, following the contemplated increase in authorized shares as discussed in the preceding sentence, additional shares of Common Stock will be issued to Messrs. Louis J. Pearlman and Gregory T. McDonald which when combined with the initial shares will equal 51% of the Common Stock on a fully diluted basis as of the date of the TCC merger was consummated.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

10.1 Agreement and Plan of Merger, dated September 5, 2002, among the Company, TCC, the Stockholders of TCC and certain Stockholders of the company
(incorporated herein by reference to Exhibit 2.1 filed with the Company's Current Report on Form 8K dated September 6, 2002 and filed on September 17,
2002).

10.2 First Ammendment to Consulting Agreement, Dated September 5, 2002, between the Company and Madison Consulting Company (incorporated herein by reference to Exhibit 2.1 filed with the Company's Current Report on Form 8-K dated September 6, 2002 and filed on September 17, 2002).

10.3 First Ammendment to Consulting Agreement, dated September 5, 2002, between the Company and General Services Corporation (incorporated herein by reference to Exhibit 2.1 filed with the Company's Current Report on Form 8-K dated September 6, 2002 and filed on September 17, 2002).

10.4 First Ammendment to Consulting Agreement, dated September 5, 2002, between the Company and Corporate Media Services, Inc. (incorporated herein by reference to Exhibit 2.1 filed with the Company's Current Report on Form 8-K dated September 6, 2002 and filed on September 17, 2002).

10.5 First Amendment to Employment Agreement, dated September 5, 2002, between the Company and Mark R. Tolner (incorporated herein by reference to Exhibit 2.1 filed with the Company's Current Report on Form 8-K dated September 6, 2002 and filed on September, 17, 2002).

10.6 Employment Agreement, dated September 5, 2002, between the Company and Louis J. Pearlman (incorporated herein by reference to Exhibit 2.1 filed with the Company's Current Report on Form 8-K dated September 6, 2002 and filed on September 17, 2002).

10.7 Employment Agreement, dated September 5, 2002, between the Company and Gregory T. McDonald (incorporated herein by reference to Exhibit 2.1 filed with the Company's Current Report on Form 8K dated September 6, 2002 and filed on September 17, 2002).

10.8 Lock-Up and Escrow Agreement, dated September 5, 2002, among the Company, the Trusts, Louis J. Pearlman, Gregory T. McDonald, Jeffrey Kranzdorf and certain other stockholders (incorporated herein by reference to Exhibit 2.1 filed with the Company's Current Report on Form 8K dated September 6, 2002 and filed on September 17, 2002).

10.9 Trademark Sublicense Agreement, dated September 5, 2002, between the Company and Trans Continental Classics, Inc. (incorporated herein by reference to Exhibit 2.1 filed with the Company's Current Report on Form 8K dated September 6, 2002 and filed on September 17, 2002).

10.10 License Agreement, dated June 1, 2002, between the Company and Edge Sports Team, Inc. (incorporated herein by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8K dated August 1, 2002 and filed on August 8,
2002).

99.1 Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of the principal accounting officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


           (b) Reports on Form 8-K.

(i) On August 7, 2002, the Company filed a Current Report on Form 8-K to report about the License Agreement between the Company and Edge Sports Team, Inc. ("Edge") pursuant to which Edge has licensed its online, web-based system for promoting individual high school athletes and assisting individuals and institutions in recruiting such athletes.

(ii) On September 17, 2002, the Company filed a Current Report on Form 8-K to report about a change in control of the Company in connection with the merger of a newly formed subsidiary of the Company with and into Trans Continental Classics, Inc., ("TCC") with TCC surviving.

(iii) On September 19, 2002, the Company filed a Current Report on Form 8-K to report about a the approval by its Board of Directors of a 100-to-one reverse split with respect to its Common Stock and effective September 30, 2002.

(iv) On October 7, 2002, the Company filed a Current Report on Form 8-K to supplement certain information relating to the Company and to disclose certain relationships existing between certain principal stockholders of the Company, certain directors (including proposed director nominees) and consultants to the Company.

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




                                                     OPTIONS TALENT GROUP
                                                     ---------------------
                                                         (Registrant)





Date:  December 23, 2002                          By: /s/ Mark Tolner
                                                      ----------------------
                                                      Mark Tolner
                                                     Chief Executive Officer

                                 CERTIFICATIONS

  Certification of the Chief Executive Officer Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

      I, Mark Tolner, Chief Executive Officer  of the Company, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of Options Talent Group;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    December 23, 2002

                                    /s/    MARK TOLNER
                                    -------------------
                                    Mark Tolner
                                    Chief Executive Officer

    Certification of the principal accounting officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      I, Robert Alberty, Corporate Controller (principal accounting officer) certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of Options Talent Group;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    December 23, 2002

                                /s/    ROBERT ALBERTY
                                ---------------------
                                Robert Alberty
                                Corporate Controller (principal accounting
                                officer)