Form 10QSB
period 2003-01-31
OPTIONS TALENT GROUP
filed 2003-03-17
CIK 741012

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

             [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

for the Quarterly Period Ended January 31, 2003

or

         [ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

for the transition period from ___________ to _________.

Commission File Number: 0-22382

TRANS CONTINENTAL ENTERTAINMENT GROUP, INC.

(Exact Name of Registrant as Specified in its Charter)

                  NEVADA                                                                                 56-1051491

          (State or other jurisdiction of incorporation)                                       (IRS Employer Identification No.)

1701 PARK CENTER DRIVE, ORLANDO, FL

(Address of principal executive offices)

(407) 253-5000

(Registrant's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of January 31, 2003 there were 8,545,144 shares outstanding, par value $.001 per share, of the Registrant's only class of common stock.

Transitional Small Business Disclosure Format (check one):  Yes  [ ]   No [X]

TRANS CONTINENTAL ENTERTAINMENT GROUP, INC.

(Formerly Options Talent Group)

FORM 10-QSB

For the Quarter Ended January 31, 2003

INDEX

PART I   FINANCIAL INFORMATION                                                                                PAGE NUMBER

  Item 1.   Financial Statements (Unaudited)

             Consolidated Condensed Balance Sheets at January 31, 2003 and July 31, 2002

3

             Consolidated Condensed Statements of Operations for the

             Three and Six Months ended January 31, 2003 and 2002

4

             Consolidated Condensed Statements of Cash Flows for the

             Six Months ended January 31, 2003 and 2002

5

             Notes to Unaudited Consolidated Condensed Financial

             Statements

6

  Item 2.   Management's Discussion and Analysis of Financial

            Condition and Results of Operations

11

    Item 3.   Effectiveness of the Registrant’s Disclosure Controls and

            Procedures

17

PART II OTHER INFORMATION

  Item 1.   Legal Proceedings

19

  Item 2.   Changes in Securities and Use of Proceeds

19

 Item 4.   Submission of Matters to a Vote of Securities Holders

20

  Item 6.   Exhibits and Reports on Form 8-K

20

SIGNATURES

21

Certifications

22

PART I.     FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE INTERIM FINANCIAL STATEMENTS CONTAINED HEREIN HAVE NOT BEEN REVIEWED BY AN INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT AS REQUIRED BY REGULATION S-X (SEE PART II, ITEM 6 CONTAINED HEREIN).

TRANS CONTINENTAL ENTERTAINMENT GROUP, INC.
(Formerly Options Talent Group)
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)

ASSETS	January 31, 2003	July 31, 2002
Current assets:	(Unaudited)
Cash and cash equivalents	$ -	$ 146
Accounts receivable, net of allowance of $407 and $351	1,488	677
Deferred charges	46	970
Note receivable - current	985	-
Prepaid expenses and other	69	45
Total current assets	2,588	1,838

Property and equipment, net of accumulated depreciation of $532 and $257	1,259	1,342
Franchise rights	-	771
Goodwill	33,812	-
Deposits and other assets	285	200
Note receivable - long-term	3,936	-
Notes receivable - related parties	-	118
Due from related parties	33	452
Total assets	$ 41,913	$ 4,721

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank overdraft	$ 145	$ -
Accounts payable and accrued expenses	6,157	4,419
Note payable	-	65
Deferred revenue	2,644	2,218
Current maturities of capital lease obligations	103	149
Total current liabilities	9,049	6,851

Capital lease obligations	304	315
Total liabilities	9,353	7,166

Shareholders' equity
Series C, 6% preferred stock, $.001 par value per share, 5,000,000 shares authorized, issued and outstanding	-	5
Common stock, $.001 par value per share, 500,000,000 shares authorized, 8,450,000 and 113,920,000 shares issued and outstanding in 2003 and 2002, respectively	8	114
Additional paid in capital	35,797	1,689
Deferred compensation	(282)	(356)
Accumulated deficit	(2,963)	(3,897)
Total shareholders' equity	32,560	(2,445)
Total liabilities and shareholders' equity	$ 41,913	$ 4,721

The accompanying notes are an integral part of these condensed consolidated financial statements
3

TRANS CONTINENTAL ENTERTAINMENT GROUP, INC.
(Formerly Options Talent Group)
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended January 31		Six Months Ended January 31
	2003	2002	2003	2002
Revenue:
Franchise revenue	$ 4,047	$ 136	$ 4,396	$ 285
Developer revenue	-	6	-	6
Model revenue	6,434	3,394	14,456	4,784
Event revenue	-	-	1,667	509
Total revenue	10,481	3,536	20,519	5,584

Operating expenses:
Event costs	-	-	1,845	426
Franchise operations	1,997	1,350	3,105	2,242
Sales & marketing	1,477	1,792	4,091	2,576
Scouts	-	478	1,018	796
General & administrative	3,929	1,288	8,859	2,017
Total operating expenses	7,403	4,908	18,918	8,057

Income (loss) from operations	3,078	(1,372)	1,601	(2,473)

Other income (expense):
Interest expense	(55)	(7)	(74)	(10)
Interest income	35	1	39	3
Other income (expense)	(40)	0	4	0
Total other income (expense)	(60)	(6)	(31)	(7)

Income (loss) before income taxes	3,018	(1,378)	1,570	(2,480)

Provision for income taxes	-	-	-	-

Net income (loss)	3,018	(1,378)	1,570	(2,480)
Dividends on preferred stock	(561)	(21)	(636)	(40)

Net income (loss) available for common shareholders	$ 2,457	$ (1,399)	$ 934	$ (2,520)

Weighted average number of common shares outstanding:

Basic and diluted	2,617	70	2,452	67

Earnings (loss) per common share:
Basic and diluted	$ 0.94	$ (19.99)	$ 0.38	$ (37.61)

The accompanying notes are an integral part of these condensed consolidated financial statements

TRANS CONTINENTAL ENTERTAINMENT GROUP, INC.
(Formerly Options Talent Group)
CONSOLIDATED CONDENSED STATEMENTS OF CASHFLOWS
(Unaudited)
(in thousands)
	Six Months Ended January 31
	2003	2002
Cash flows from operating activities:
Net income (loss)	$ 934	$ (2,480)
Adjustments to reconcile net income (loss) to net cash used
in operating activities:
Depreciation and amortization	275	55
Provision for doubtful accounts	145	-
Gain on sale of franchise rights	(3,982)	-
Stock based compensation	74	-
Decrease (increase) in:
Accounts receivable	(956)	149
Deferred charges	924	(196)
Prepaid and other	(24)	(6)
Deposits and other	92	(22)
Increase (decrease) in:
Accounts payable and accrued liabilities	1,959	752
Deferred revenue	426	1,232
Net cash used in operating activities	(133)	(516)

Cash flows from investing activities:
Franchise rights	-	(168)
Notes receivable	78	-
Advances to related parties	-	(255)
Purchases of property and equipment	(220)	(94)
Net cash used in investing activities	(142)	(517)

Cash flows from financing activities:
Bank overdraft	145	241
Payment on note payable	(65)	-
Capital lease payments	(86)	(47)
Cash received in reverse merger	-	505
Proceeds from issuance of common stock	135	300
Net cash provided by financing activities	129	999

Net decrease in cash and cash equivalents	(146)	(34)
Cash and cash equivalents at beginning of period	146	34
Cash and cash equivalents at end of period	$ -	$ -

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$ 74	$ 10
Income Taxes	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL
ACTIVITIES:
Property acquired under capital lease obligations	$ 29	$ 209
Sale of franchise rights for note receivable	$ 5,000	$ -
Common stock issued in business combination	$ 33,862	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements
5

TRANS CONTINENTAL ENTERTAINMENT GROUP INC.

(formerly Options Talent Group; formerly Sector Communications, Inc.)

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (all amounts in thousands, except number of shares and per share amounts).

NOTE 1 - PRINCIPLES OF INTERIM FINANCIAL STATEMENTS

The consolidated condensed financial statements of Trans Continental Entertainment Group, Inc. (formerly Options Talent Group; formerly Sector Communications, Inc.), hereafter “TCTE” and the “Company,” have been prepared by management in conformity with generally accepted accounting principles applicable to interim financial statements and with the instructions to Form 10-QSB and Regulation S-X. Accordingly, they do not include all the disclosures required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments and accruals considered necessary (i) for the fair presentation of financial information, consisting of normal and recurring adjustments, and (ii) in order to make the financial statements not misleading, have been included.  Certain prior period balances have been reclassified to conform to the current period presentation. These statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s annual report on Form 10-KSB filed with the Securities and Exchange Commission on November 15, 2002, the Information Statement on Schedule 14f-1 filed with the Securities and Exchange Commission on November 15, 2002 and the Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on December 7, 2002 which include additional information pertinent to an understanding of these interim financial statements.

The results of operations for the six-month period ended January 31, 2003 are not necessarily indicative of results to be expected for the entire year.  The Company does not currently utilize any off-balance-sheet financing arrangements other than standard operating leases for the rental of facilities and equipment.

The consolidated condensed financial statements include the accounts of the Company and its subsidiaries. Inter-company balances and transactions have been eliminated in consolidation.

NOTE 2 - SERIES C CONVERTIBLE PREFERRED STOCK

At July 31, 2002, there were 5,000,000 shares of Series C Preferred Stock outstanding. On January 21, 2003, the Company and certain holders of Series C Convertible Preferred Stock agreed to offset the dividend payment for the period from July 31, 2002 through January 21, 2003 against amounts due to the Company by each such holder and their respective affiliated consultant corporation at that date and all of the shares of Series C referred Stock outstanding were converted into 3,000,000 shares of the Company’s common stock (after giving effect to the 100-to-1 reverse stock split of September 20, 2002) (See NOTE 10 below).

NOTE 3 - INCOME TAX

No provision for income taxes has been recorded for the quarter ended January 31, 2003 due to the period's loss before income taxes and available net operating loss carry-forwards.

TRANS CONTINENTAL ENTERTAINMENT GROUP INC.

(formerly Options Talent Group; formerly Sector Communications, Inc.)

NOTE 4 - ORGANIZATION AND BUSINESS

TCTE acts principally as a holding company, with two principal operating subsidiaries: Trans Continental Talent Inc. (formerly Options Talent, Inc.; formerly eModel, Inc.; hereafter “TCTI”), a Delaware Corporation, which markets and operates an on-line database of actors and models and Options Sports Group (“OSI”), a Nevada corporation, which currently, under a license agreement dated July 10, 2002, sells franchises and maintains the web site for Edge Sports Team, Inc. (“Edge”), a privately held Florida corporation which markets and operates an on-line database of high school athletes who are seeking exposure to college coaches.  Several major shareholders of TCTE as well as Mark Tolner, current CEO and director and past President of TCTE, are shareholders in Edge.  Sector PLC and the related Global Communications, Inc., formerly subsidiaries of the Company, were disposed of on April 12, 2002, resulting in a one-time gain of $234.

NOTE 5 - REPORTING ENTITY AND ACQUISITIONS

On September 6, 2002, TCTE acquired Trans Continental Classics, Inc., a privately held Nevada corporation ("TCC"), through the merger of a newly formed subsidiary of the Company with and into TCC, with TCC surviving (the "TCC Merger"). Upon the effectiveness of the TCC Merger, the holders of the common stock of TCC (the "TCC Stockholders") received an aggregate amount of 1,162,800 shares (the "Initial Shares") of the Company’s common stock. In connection with the merger, and in compliance with Section 14(f) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 14f-1 promulgated thereunder, Mohamed Hadid, Anthony R. Ruben and Rafiah Kashmiri resigned from the Board of Directors and the remaining members of the Board of Directors appointed Messrs. Louis J. Pearlman, Gregory T. McDonald and Jeffrey Kranzdorf to fill the resultant vacancies, effective November 26, 2002. In connection with the TCC Merger, Messrs. Pearlman, McDonald and Kranzdorf further were appointed to the Board of Directors of TCTI and Messrs. Pearlman and McDonald were appointed as TCTI's Chairman of the Board and President, respectively, effective September 5, 2002.

In January 2003, the Company increased the number of authorized shares of its Common Stock to 500,000,000. Pursuant to the TCC Merger agreement, following the increase in authorized shares, additional shares of Common Stock would be issued to the TCC Stockholders which, when combined with the Initial Shares, would cause their equity holdings to equal 51% of the Company’s common stock on a fully diluted basis as of the date the TCC merger was consummated. Accordingly, in January 2003, the Company issued to the TCC Stockholders an additional aggregate of 3,145,343 shares of Common Stock, upon the completion of the 100-to-1 reverse split of the Company's Common Stock (the "Reverse Split") with a resulting decrease in the authorized shares of Common Stock from 500,000,000 to 5,000,000 shares and a subsequent increase of the authorized number of shares of Common Stock back to 500,000,000 shares.  The market value ascribed to these shares, based on the average closing price of the Company’s Common Stock on the day of the merger and during each of the three days prior and three days subsequent was $7.86 per share.

Prior to the date of the TCC Merger, TCC did not conduct any operations or business, and has not otherwise carried on any activities except in connection with the merger. The Company recorded the business combination under the Purchase Method, which resulted in $33,812 of goodwill.  None of the goodwill was impaired at January 31, 2003.

TRANS CONTINENTAL ENTERTAINMENT GROUP INC.

(formerly Options Talent Group; formerly Sector Communications, Inc.)

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Continued

NOTE 5- REPORTING ENTITY AND ACQUISITIONS - Continued

In January 2002, TCTE, Sector Communications Delaware (“Sector DE”), Inc., a Delaware corporation and a wholly owned subsidiary of TCTE, and eModel, Inc. (“eModel”), a Delaware corporation, entered into an agreement providing for the acquisition of eModel by TCTE through the merger of Sector DE with and into eModel which changed its name to Options Talent, Inc.  Under the terms of the merger eModel shareholders received approximately 55.5% of the fully diluted ownership of the Company. The net equity of the assets acquired pursuant to the eModel Merger Agreement on January 31, 2002 is summarized as follows (in thousands):

Cash

$        505

Accounts receivable, net

36

Prepaid and other

28

Property and equipment, net

68

Note receivable

           250

Other assets

60

Accounts payable

        (421)

Equity in net Assets acquired

$         526

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued Statement of Financial Accounting Standard No. 141 (“SFAS 141”), Business Combinations and SFAS No.142, Goodwill and Other Intangible Assets. These statements would continue to require recognition of goodwill as an asset but would not permit amortization of goodwill as previously required by Accounting Principles Board (APB) Opinion No. 17, Intangible Assets. In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of. The primary objective of SFAS No. 144 is to develop one accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. The provisions of this statement are effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged.

Therefore, application of SFAS 141 did not impact the Company’s financial statements in fiscal 2002. Under SFAS 142, goodwill is separately tested for impairment using a fair-value-based approach when an event occurs indicating the potential for impairment. Any required goodwill impairment charges would be presented as a separate line item within the operating section of the income statement. The change from an amortization approach to an impairment approach would apply to previously recorded goodwill, as well as goodwill arising from acquisitions completed after the application of the new standard. The Company adopted SFAS No. 142 for its fiscal year ending July 31, 2002.  None of its goodwill was impaired. However, it is possible that in the future, the Company would incur infrequent, but larger, impairment charges related to the goodwill already recorded as well as any goodwill arising out of future acquisitions. As these statements have just been issued, it is difficult to predict whether the Company’s future earnings may be subject to significant volatility, particularly on a period-to-period basis.  Application of SFAS No. 144 did not have a material impact on the Company’s results of operation and financial position.

TRANS CONTINENTAL ENTERTAINMENT GROUP INC.

(formerly Options Talent Group; formerly Sector Communications, Inc.)

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Continued

NOTE 7 - USE OF ESTIMATES

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

NOTE 8 - DEFERRED CHARGES, DEFERRED EVENT REVENUE, EVENT REVENUE

In September 2002, the Company began sales for an event to be held in March 2003.  Through January 31, 2003, revenue for future events totaling $2,755 has been collected and deferred.  Additionally, related event costs totaling $166 have been incurred and deferred.  The Company expects to recognize all of the deferred revenue and deferred charges during the third quarter of fiscal 2003.  Actual event results may vary significantly from deferred balances, as significant revenues may not have been collected and costs may not have yet been incurred at the balance sheet date.

NOTE 9 - PRODUCT DEVELOPMENT COSTS

Product development costs include expenses incurred by the Company to maintain, monitor and manage the Company's website.  The Company recognizes website development costs in accordance with Statement of Position  ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development.  Costs incurred in the development phase are capitalized and recognized over the product's estimated useful life if the product is expected to have a useful life beyond one year.  Costs associated with repair or maintenance of the existing site or the development of website content are included in product development expense in the accompanying consolidated statement of income. As of January 31, 2003, the Company had capitalized $362 in development costs, including $90 for development work conducted under its agreement with Edge Sports Team.

NOTE 10 - DUE FROM RELATED PARTIES AND OTHER NOTES RECEIVABLE

On January 21, 2003, the Company, Madison Consulting Company (a company controlled by Cortes Randell and a corporate consultant to the Company), Corporate Media Services (a company controlled by Mr. Randell and a corporate consultant to the Company), and General Services Corporation (a company affiliated with Alec DeFrawy and a corporate consultant to the Company), agreed to offset certain amounts due by the Company to such corporate consultants or to Messrs. Randell, Bell and DeFrawy for consulting services and dividends due on the Company’s Series C Preferred Stock against certain amounts owed to the Company at January 21, 2003 by Messrs. Randell, Bell and DeFrawy.

TRANS CONTINENTAL ENTERTAINMENT GROUP INC.

(formerly Options Talent Group; formerly Sector Communications, Inc.)

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Continued

NOTE 11 - STOCKHOLDERS' EQUITY

In connection with the TCC Merger described above, in September 2002 the Company effected a 100-to-1 reverse split of its common stock, which included a corresponding reduction in the Company’s authorized shares of common stock from 500,000,000 to 5,000,000 and, in January 2003, increased its number of authorized shares of Common Stock back to 500,000,000. All number of shares and earnings per share data reflect the stock split except those in the financial statements, which reflect the actual share count as of the date of the statements.

On August 29, 2002 the Company issued 1,162,800 shares of its common stock pursuant to the TCC Merger to the TCC Stockholders.  Pursuant to the TCC Merger, additional shares of Common Stock would be issued to Messrs. Louis J. Pearlman and Gregory T. McDonald which, when combined with the Initial Shares, would cause their equity holdings to equal 51% of the Company’s Common Stock on a fully diluted basis as of the date the TCC merger was consummated (see Note 6 above). In January 2003, the Company issued to the TCC Stockholders an additional aggregate of 3,145,343 shares of Common Stock.

NOTE 12 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern.  As of January 31, 2003, the Company had an accumulated deficit of $2,963.  Based upon the Company's plan of operation, management estimates that existing resources, together with funds generated from operations and/or alternatively available from debt financing available from key shareholders at prevailing market rates of interest and from third-party lending institutions, will be sufficient to fund the Company's working capital requirements.  Additionally, the Company is currently pursuing a credit facility with a third party bank to supplement its existing sources of cash. Specific actions expected to increase the Company’s cash flow during fiscal 2003 may include: selective price increases, the launching of a new on-line product targeted at musicians, singers and bands, introducing new on-line product targeted at other market sectors, and the overall reduction of its operating costs.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Unaudited Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this document. (dollar amounts in thousands, except number of shares and per share amounts)

FORWARD LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and Results of Operations and this Quarterly Report on Form 10-QSB may include certain estimates, projections and other forward-looking statements.  When words and expressions such as: “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “could,” “should,” “might,” “likely,” “enable” or similar words or expressions are used in this Form 10-QSB, forward-looking statements are being made. These forward-looking statements speak as of the date of this Form 10-QSB. There can be no assurance as to future performance and actual results may differ materially from those in the forward-looking statements.  Factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements include: (i) the effects of vigorous competition in the markets in which the Company operates;  (ii) the cost of entering new markets necessary to provide products and services;  (iii) the unexpected impact of additional costs due to adjustments from ongoing evaluations of the Company’s business strategies;   (iv) unexpected results of litigation filed against the Company or  its subsidiaries; (v) the possibility of one or more of the markets in which the Company competes being affected by variations in political,  economic or other factors such as monetary policy, legal and regulatory changes or other external factors over which the Company has no control;  (vi) changes in the pricing policies of the Company or its competitors; (vii) increased competition;  (viii) technological changes in computer and telecommunications systems and environments; (ix) the Company's ability to timely develop, introduce and market new products and  services;  (x) the Company's quality  control of products and services sold; (xi) personnel changes;  (xii) downturn in general economic conditions;  (xiii) the Company’s ability to successfully integrate businesses acquired with its operations; and (xiv) such risks and  uncertainties as are detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

We undertake no obligation to publicly update or revise any forward-looking statements as a result of future developments, events and conditions outside of our control.  New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ significantly from those forecast in any forward-looking statements. Given these risks and uncertainties, investors should not overly rely or attach undue weight to our forward-looking statements as an indication of our actual future results.

OUTLOOK

The Company intends to continue its sales growth by assisting its franchisees in their efforts to increase their productivity and upgrading its office and headquarters sales leadership.  Additionally, the Company intends to reduce its operating expenses as a percentage of sales by, among other things, reducing commission payments to its sales force and implementing other cost-containment measures it deems appropriate.  Further, the Company intends to increase the average retention rate of its customers by introducing a membership program, which, among other things, provides customers with negotiated discounts at relevant national merchants.  The Company expects to realize revenues through OSI’s sale of Edge franchises and may realize revenue through TCTI’s sale of additional international developer rights and the opening of international franchise offices to complement the franchise offices recently opened in Sydney, Melbourne, Moscow, Singapore, Bejing, and Shanghai.  The Company is also launching a new on-line music database service similar to the Company’s current business in modeling.  Based on this strategy, the Company expects to achieve profitability during fiscal 2003.  Actual results may vary depending on the Company's results of operations and as a result of the risks described in “Risk Factors” and elsewhere herein.

COMPANY OVERVIEW

The Company acts principally as a holding company, with two principal operating subsidiaries: TCTI, which markets and operates an on-line database of actors and models and OSI, which currently, under a license agreement dated July 10, 2002, sells franchises and maintains the web site for Edge, a privately held Florida corporation which markets and operates an on-line database of high school athletes who are seeking exposure to college coaches.  Several major shareholders of TCTE well as Mark Tolner, currently the CEO and director of TCTE and the past President of TCTE, are shareholders in Edge.  Sector PLC and the related Global Communications, Inc., formerly subsidiaries of the Company, were disposed of on April 12, 2002, resulting in a one-time gain of $234.

In January 2002, TCTE, Sector Communications Delaware (“Sector DE”), Inc., a Delaware corporation and a wholly owned subsidiary of TCTE and eModel, Inc. (“eModel”), a Delaware corporation, entered into an agreement providing for the acquisition of eModel by Options through the merger of Sector DE with and into eModel.  Under the terms of the merger eModel shareholders received approximately 55.5% of the fully diluted ownership of the combined company. As such, the Merger has been accounted for as a reverse acquisition of TCTE by TCTI, and operating results prior to January 31, 2002 are those of TCTI.

RECENT ACQUISITION

On September 6, 2002, TCTE acquired Trans Continental Classics, Inc., a privately held Nevada corporation ("TCC"), through the merger of a newly formed subsidiary of the Company with and into TCC, with TCC surviving (the "TCC Merger"). Upon the effectiveness of the TCC Merger, the holders of the common stock of TCC (the "TCC Stockholders") received an aggregate amount of 1,162,800 shares (the "Initial Shares") of the Company’s common stock. In connection with the merger, and in compliance with Section 14(f) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 14f-1 promulgated thereunder, Mohamed Hadid, Anthony R. Ruben and Rafiah Kashmiri resigned from the Board of Directors and the remaining members of the Board of Directors appointed Messrs. Louis J. Pearlman, Gregory T. McDonald and Jeffrey Kranzdorf to fill the resultant vacancies, effective November 26, 2002. In connection with the TCC Merger, Messrs. Pearlman, McDonald and Kranzdorf further were appointed to the Board of Directors of TCTI and Messrs. Pearlman and McDonald were appointed as TCTI's Chairman of the Board and President, respectively, effective September 5, 2002.

In January 2003, the Company increased the number of authorized shares of its Common Stock to 500,000,000. Pursuant to the TCC Merger agreement, following the increase in authorized shares, additional shares of Common Stock would be issued to the TCC Stockholders which, when combined with the Initial Shares, would cause their equity holdings to equal 51% of the Company’s Common Stock on a fully diluted basis as of the date the TCC merger was consummated. Accordingly, in January 2003, the Company issued to the TCC Stockholders an additional aggregate of 3,145,343 shares of Common Stock, upon the completion of the 100-to-1 reverse split of the Company's Common Stock (the "Reverse Split") with a resulting decrease in the authorized shares of Common Stock from 500,000,000 to 5,000,000 shares and a subsequent increase of the authorized number of shares of Common Stock back to 500,000,000 shares.  The market value ascribed to these shares, based on the average closing price of the Company’s Common Stock on the day of the merger and during each of the three days prior and three days subsequent was $7.86 per share.

Three Months Ended January 31, 2003 and 2002 (amounts in thousands)

Total revenues increased by $6,945 to $10,481 for the three months ended January 31, 2003, from $3,536 for the three months ended January 31, 2002, representing an increase of 196%.  Model revenues increased by $3,040, or 90%, to $6,434 reflecting the opening of a number of sales offices and implementation of a corporate sales system during late fiscal 2002 and higher sales prices, from $3,394 for the three months ended January 31, 2002.  This system, which centralized the “closing” of sales in the Company’s Orlando headquarters, has been adopted by the majority of the Company’s franchises.  Franchise revenue increased to $4,047 for the three months ended January 31, 2003 from $136 for the three months ended January 31, 2002 reflecting the one-time sale, in November 2002, of 14 U.S. sales offices.

Franchise operations expense grew by $647, or 47.9%, to $1,997 for the three months ended January 31, 2003, from $1,350 for the three months ended January 31, 2002, reflecting an overall increase in corporate efforts to support the 65 U.S. franchises.  Sales and marketing costs decreased by $315, or 233%, to $1,477 for the three months ended January 31, 2003, from $1,792 for the three months ended January 31, 2002, reflecting lower sales commission costs.  Scout expenses decreased by 100% from $478 for the three months ended January 31, 2002, primarily reflecting the sale of the U.S. sales offices in November.  General and administrative expenses increased by $2,641 to $3,929 for the three months ended January 31, 2003, from $1,288 for the three months ended January 31, 2002. This increase is related to ongoing efforts to support the overall sales growth of the Company and reflects increases in the overall number of employees and related compensation and benefits costs in fiscal 2003, as well as non-recurring legal fees, and a general increase in printing, telecommunications and internet, and consulting costs for the three months ended January 31, 2003.  As a percentage of sales, general and administrative expenses increased to 37.5% for the three months ended January 31, 2003 from 36.4% for the three months ended January 31, 2002.

As a result of the factors discussed above, the net income (before dividends on preferred stock) increased to $3,018 for the three months ended January 31, 2003 from a loss of $1,378 for the three months ended January 31, 2002.  Excluding the impact of the one-time sale of the sales offices in November 2003, net loss decreased to $964 for the three months ended January 31, 2003.

Six Months Ended January 31, 2003 and 2002 (amounts in thousands)

Total revenues increased by $14,935 to $20,519 for the six months ended January 31, 2003, from $5,584 for the six months ended January 31, 2002.  Model revenues increased by $9,672 to $14,456 for the six months ended January 31, 2003, reflecting the opening of a number of sales offices and implementation of a corporate sales system during late fiscal 2002 and to higher sales prices implemented in November 2002, from $4,784 for the six months ended January 31, 2002.  Such system centralized the “closing” of sales in the Company’s Orlando headquarters, and has been adopted by the majority of the Company’s franchises.  Franchise revenue increased to $4,396 for the six months ended January 31, 2003 from $285 for the six months ended January 31, 2002 reflecting the one-time sale, in November 2002, of 14 U.S. sales offices. Event revenue increased to $1,667 for the six months ended January 31, 2003, from $509 for the six months ended January 31, 2002 as a result of the larger “model convention” held in Cancun during October 2002.

Event costs increased to $1,845 for the six months ended January 31, 2003, from $426 for the six months ended January 31, 2002 reflecting the higher costs of transporting customers from the continental United States to the “model convention” held in Cancun in October 2002, with no comparable cost in the fiscal 2002 quarter.  Franchise operations expense increased by $863, or 38.5%, to $3,105 for the six months ended January 31, 2003, from $2,242 for the six months ended January 31, 2002, reflecting an overall increase in corporate efforts to support the 65 U.S. franchises in 2003.  Sales and marketing costs increased by $1,515, to $4,091 for the six months ended January 31, 2003, from $2,576 for the six months ended January 31, 2002, reflecting sales commission costs on  higher sales  volume and increased marketing efforts in 2003.  Scout expenses  increased by $222 to $1,018 for the six months ended January 31, 2003, from $796 for the six months ended January 31, 2002, reflecting sales commission costs on higher sales volume in 2003.  General and administrative expenses increased by $6,842 to $8,859 for the six months ended January 31, 2003, from $2,017 for the six months ended January 31, 2002.  This increase is related to ongoing efforts to support the overall sales growth of the Company and reflects increases in the overall number of employees and related compensation and benefits costs, as well as non-recurring legal fees, and a general increase in printing, telecommunications and internet, and consulting costs for the six months ended January 31, 2003.  As a percentage of sales, general and administrative expenses increased to 43.2% for the six months ended January 31, 2003 from 36.1% for the six months ended January 31, 2002.

As a result of the factors discussed above, the net income (before dividends on preferred stock) increased to $1,570 for the six months ended January 31, 2003 from a loss of $2,480 for the six months ended January 31, 2002. Excluding the impact of the one-time sale of the sales offices in November 2003, net loss decreased to $2,412 for the six months ended January 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

During the six month period ended January 31, 2003, cash used in operating activities totaled $133 compared to $516 during the six month period ended January 31, 2002, due principally to increase in accounts payable and decrease in deferred charges; offset in part by increase in accounts receivable during the six-month period ended January 31, 2003.

During the six month period ended January 31, 2003, cash used in investing activities totaled $142 compared to $517 during the six month period ended January 31, 2003 due primarily to the costs of repurchasing six franchises and to advances to related parties in fiscal 2002 with no similar investing activities in 2003.

During the six month period ended January 31, 2003, cash provided by financing activities totaled $129 compared to $999 during the six month period ended January 31, 2002 due primarily to a cash received in reverse merger and the sale of common stock during the year ago period.  As a result of the TCC Merger, in fiscal 2003 the Company issued stock and recorded goodwill resulting in no cash impact.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As of January 31, 2003, the Company had a bank overdraft of $145 a working capital deficit of $6,461 and an accumulated deficit of $2,963. Based upon the Company’s plan of operation, management estimates that existing resources, together with funds generated from operation and/or alternatively available as debt financing available from key shareholders at reasonable market rates of interest, will be sufficient to fund the Company’s working capital requirements.  Specific actions expected to increase the Company’s liquidity during fiscal 2003 may include: selective price increases , the launching of a new on-line product targeted at musicians, singers and bands, introducing new on-line product targeted at other market sectors, and the overall reduction of its cost of sales.

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

IF THE COMPANY IS UNABLE TO EXECUTE ITS BUSINESS PLAN ITS BUSINESS WILL SUFFER

The Company's future financial performance will depend in part on its success in increasing its sales volume, increasing the prices of its products and services and lowering its operating costs.  If the Company encounters lower demand for its products or services, and/or market resistance to price increases, is unable to reduce its cost of sales, encounters technological change or other factors, the Company's business, operating results and financial condition could be materially and adversely affected.

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

YOU SHOULD NOT INVEST IF YOU EXPECT DIVIDENDS.  The Company has never paid dividends on its common stock and does not presently intend to pay any dividends on its common stock in the foreseeable future. The Company anticipates that any funds available for payment of dividends on its common stock will be re-invested into the Company to assist the Company in furthering its business strategy, which includes a global expansion to complement the franchise offices recently opened in Sydney, Melbourne, Moscow, Singapore, Bejing, and Shanghai.  Accordingly, interested parties should not make an investment in the Company if you expect dividends.

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

•

Adverse media publicity commonly associated with the modeling industry; and

•

Technical difficulties in delivering the Company’s services.

As a result, the Company believes that its prior sales and operating results may not necessarily be meaningful, and that such comparisons may not be accurate indicators of future performance. Although the Company’s business grew during the last year, the Company can give no assurance that these percentages will reflect the ongoing pattern of its business.

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

THE COMPANY RELIES ON INDEPENDENT CONTRACTOR SCOUTS TO IDENTIFY THE MAJORITY OF ITS CUSTOMERS.  Independent contractors in the Company’s industry have a high degree of employment turnover.  If the Company is unable to attract a sufficient number of Scouts, if Scout turnover increases or if the pool of available Scouts is exhausted, the Company’s cash flow could drop to the point where the Company could not continue to fund operations and would not be able to continue in business. If the level of turnover increases or if the Company must provide a higher financial incentive to retain the interest of Scouts, the Company risks not being able to have a cost of sales low enough to generate positive cash flow or provide sufficient economic returns to its investors.  If Scouts are deemed to be employees, the Company’s cost of sales could increase to such a level that it could not anticipate generating positive cash flow or provide sufficient economic returns to its investors.  Similarly, if the Company was deemed to owe its current and past Scouts a material amount of back pay, taxes or benefits, it might not have the ability to pay these amounts and could potentially cease operations.

THE COMPANY MAY SATURATE ITS TARGET MARKET.  The Company’s target market is young adults of between 18 and 24 years of age.  If the Company, through its independent contractor Scouts or other means of marketing, has saturated this market, it risks lower enrollments and cash flows.  These results would materially impact the Company’s ability to execute its business plan.

INSUFFICIENT CASH FLOW FROM OPERATING ACTIVITIES.  The Company has historically utilized cash flow from one-time transactions such as the sale of franchises to fund its growth.  Therefore, it the Company does not execute its business plan, it may have insufficient cash flow from operating activities to continue operations.

DEPENDENCE ON CORTES RANDELL TO GUARANTEE MERCHANT AND OTHER ACCOUNTS.  Cortes Randell has personally guaranteed the Company’s merchant account.  The Company’s merchant account is what allows it to accept credit cards as payment for its services.  Since the majority of the Company’s payments are received from credit cards, the Company would not be able to successfully operate without the ability to accept credit cards.  If the Cortes Randell guarantee was withdrawn, the Company could have difficulty finding another merchant account and would have difficulty continuing operations.  Mr. Randell provides consulting services to the Company pursuant to a consulting agreement between the Company and Madison Consulting Company.  In addition, Mr. Randell’s wife, Joan Randell, is the sole trustee of a trust that beneficially owns or has voting power with respect to approximately 8% of the Company’s stock.

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

THE COMPANY RELIES ON PER SALE COMPENSATION AS AN INCENTIVE TO MOTIVATE ITS SALES FORCE AND SCOUTS.  The Company compensates all of its salespeople and all of its independent contractor Scouts with a per sale commission.  While TCTI’s salespeople receive a base salary that is paid if it is greater than commissions due to them, and OSI’s salespeople receive a base salary in addition to any commissions paid, the Company principally compensates sales related activities via direct commission payment.  The Company has historically modified the compensation structure of its salespeople several times per year and anticipates making additional modifications to its compensation plan.  If as a result of future modifications, compensation payments were reduced significantly or if the Company relied in the future on a less direct method of driving sales, the Company’s sales force could perform at a lower level, negatively impacting both sales and cash flow.  Any reduction in cash flow could materially impact the Company’s ability to execute its business plan.

THE COMPANY'S RESULTS MAY BE NEGATIVELY IMPACTED BY HIGHER INFLATION.  Historically, inflation has not had a material effect on the Company's operations or its financial condition. If costs were to rise materially, the Company may not be able to increase revenues by a comparable amount.

ITEM 3. EFFECTIVENESS OF THE REGISTRANT'S DISCLOSURE CONTROLS AND PROCEDURES

Quarterly evaluation of the Company's Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this Quarterly Report on Form 10-QSB, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and our principal accounting officer. Rules adopted by the SEC require that in this section of the Quarterly Report we present the conclusions of the CEO and the principal accounting officer about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO and Principal Accounting Officer Certifications. Appearing immediately following the Signatures section of this Quarterly Report there are two separate forms of "Certifications" of the CEO and the principal accounting officer. The first form of Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This section of the Quarterly Report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls. The Company's management, including the CEO and principal accounting officer, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation. The CEO/ principal accounting officer evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB. Our Internal Controls are also evaluated on an ongoing basis by our Internal Audit Department, by other personnel in our Finance organization and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the Company's Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company's Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and principal accounting officer require that the CEO and principal accounting officer disclose that information to our Board's Audit Committee and to our independent auditors and to report on related matters in this section of the Quarterly Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

In accord with SEC requirements, the CEO and principal accounting officer note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions. Based upon the Controls Evaluation, our CEO and principal accounting officer have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and principal accounting officer, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended October 31, 2002 TCTE entered into and consummated an Agreement and Plan of Merger pursuant to which it acquired TCC (see Recent Acquisition above). Upon the effectiveness of the TCC Merger, the holders of the common stock of TCC (the "TCC Stockholders") received an aggregate amount of 1,162,800 shares (the "Initial Shares") of the Company’s common stock. These changes in securities were reflected in the quarter ended October 31, 2002 and are discussed in the Company’s Annual Report on Form 10-KSB/A for the period ended July 31, 2002 as well as in the Company’s Current Report on Form 8-K, its Information Statement on Schedule 14F-1, and its Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on September 17, 2002, November 15, 2002, and December 7, 2002, respectively.  Also in connection with the TCC merger, the Company increased the number of its authorized shares of Common Stock to 500,000,000.  Pursuant to the TCC Merger, on January 13, 2003 and February 13, 2003, the Company issued an additional 3,050,000 and 95,344 shares, respectively, of the Company’s common stock were issued to the TCC Stockholders which, when combined with the Initial Shares, caused their equity holdings to equal 51% of the Company’s Common Stock on a fully diluted basis as of the date the TCC merger was consummated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

99.1 Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of the principal accounting officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           (b) Reports on Form 8-K.

As disclosed on the Company’s Current Report on Form 8-K dated March 10, 2003, on March 10, 2003, Merdinger, Fruchter, Rosen & Company, P.C. (the Former Accountant), who has served as the Registrant’s principal accountant, pursuant to its decision to cease auditing publicly traded companies resigned from its engagement with the Registrant. Following the resignation of the Former Accountant, the Board of Director of the Registrant has engaged in a search for an independent accountant to replace the Former Accountant

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS CONTINENTAL ENTERTAINMENT GROUP, INC.

(Registrant)

Date:  March 14, 2003

     By:

/s/ Mark Tolner

Mark Tolner

Chief Executive Officer

CERTIFICATIONS

I, Mark Tolner, Chief Executive Officer of the Company, certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of Trans Continental Entertainment Group, Inc.;

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

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 14, 2003

     By:

/s/ Mark Tolner

Mark Tolner

Chief Executive Officer

CERTIFICATIONS

I, Robert Alberty, Corporate Controller (principal accounting officer) certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of Trans Continental Entertainment Group, Inc.;

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

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 14, 2003

     By:

/s/ Robert Alberty

Robert Alberty

Corporate Controller

(principal accounting officer)